Form 10-K
period 2008-08-31
Willow Creek Enterprises Inc.
filed 2008-12-15
CIK 1415952

                              UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
                                                          Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended August 31, 2008

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _______________ to _______________

                                                     COMMISSION FILE NUMBER 000-

WILLOW CREEK ENTERPRISES, INC.

 (Name of small business issuer in its charter)

DELAWARE	Applied for
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6 Carmel Court
Sherwood Park AB

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 780-416-7777

Securities registered under Section 12(b) of the Exchange Act:	NONE.
Securities registered under Section 12(g) of the Exchange Act:	Shares of Common Stock, $0.001 Par Value Per Share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [X] No

State issuer’s revenues for its most recent fiscal year. $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and
asked price of such common equity, as of a specified date within the past 60 days.                                                               (See definition of affiliate in Rule 12b-2 of the Exchange Act.):

$236,000 based on the last sale price of $0.03 per share

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 7,866,666 common shares issued and outstanding

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15.	EXHIBITS
SIGNATURES

                                                         PART I

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect,” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” “Willow” and the “Company” mean Willow Creek Enterprises, Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.    DESCRIPTION OF BUSINESS.

CORPORATE BACKGROUND

We were incorporated on, January 16, 2007 under the laws of the State of Delaware. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We currently own a 100% undivided interest in a mineral we call the Lori/ Mamquam Property.

We have completed Phase I of our exploration program on the Lori /Mamquam, which included Prospecting, and sampling over known mineralized zones. Our Consulting Geologist has recommended that we proceed to Phase II of our exploration program based on the results of Phase I

Compliance with Government Regulations

Additionally, if we decide to continue with the acquisition and exploration of mineral properties we will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals.

All mineral exploration activities carried out on a mineral claim or mining lease must be done in compliance with in the jurisdictions Bureau of Mines. This applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. It outlines the powers of the Chief Inspector of Mines, to inspect mines, the procedures for obtaining permits to commence work in, on or about a mine and other procedures to be observed at a mine.

Additionally, the provisions of the Health, Safety and Reclamation Code for mines contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision. Also, the Mineral Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the state. Items such as waste approvals may be required from the State if the proposed exploration activities are significantly large enough to warrant them. Waste approvals refer to the disposal of rock materials removed from the earth which must be reclaimed. An environmental impact statement may be required.

In addition, we will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or on us in the event a potentially economic deposit is discovered.

If we anticipate disturbing ground during our mineral exploration activities, we may be required to make an application to the State for a permit. We do not anticipate any difficulties in obtaining a permit, if needed. Initial exploration activities (grid establishment, geological mapping, soil sampling, geophysical surveys) do not involve ground disturbance and as a result do not, at this time, require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which will be submitted well in advance of the planned work.

If we enter the production phase, of which there is no assurance, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. The regulatory requirements that we will have to meet will likely include:

(i)	Ensuring that any water discharge meets drinking water standards;
(ii)	Dust generation will have to be minimal or otherwise re-mediated;
(iii)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;
(iv)	All material to be left on the surface will need to be environmentally benign;
(v)	Ground water will have to be monitored for any potential contaminants;

(vi)	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and
(vii)	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Competition

We are an exploration stage company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Employees

We have no employees other than our executive officers and directors as of the date of this Annual Report on Form 10-K. We conduct our business largely through agreements with consultants and arms length persons.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A.  RISKS AND UNCERTAINTIES

If we do not obtain additional financing, our business plan will fail.

Our current operating funds are estimated to be sufficient to complete the first and second phase of exploration on our mining claim. However, we will need to obtain additional financing in order to complete our business plan. Our business plan calls for significant expenses in connection with the exploration of our mining claim. We have not made arrangements to secure any additional financing.

Because our President, Secretary, Treasurer and director, Sidney Swick, owns  63.56 % of our outstanding common stock, investors may find that corporate decisions controlled by Mr. Swick are inconsistent with the interests of other stockholders.

Sidney Swick, our President, and Secretary and Treasurer owns 63.56% of issued and outstanding shares of our common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. Swick is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. Since Mr. Swick is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Swick exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, due to his stock ownership position, Mr. Swick will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our Articles of Incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Mr. Swick to their detriment, and (iii) control over transactions between him and Willow Creek..

We may conduct further offerings in the future in which case investors’ shareholdings will be diluted.

Since our inception, we have relied on equity sales of our common stock to fund our operations. We may conduct additional equity offerings in the future to finance any future business projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, investors’ percentage interest in us will be diluted. The result of this could reduce the value of their stock.

Because of the speculative nature of mineral exploration, there is substantial risk that no commercially viable mineral deposits will be found.

Exploration for commercially viable mineral deposits is a speculative venture involving substantial risk. We cannot provide investors with assurance that our mining claim contains commercially viable mineral deposits. The exploration program that we will conduct on our claim may not result in the discovery of commercial viable mineral deposits. Problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts

.In such a case, we may be unable to complete our business plan and you could lose your entire investment in this offering.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. We currently have no such insurance nor do we expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all of our assets resulting in the loss of your entire investment in this offering.

Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

The shares of our common stock constitute “penny stocks” under the Exchange Act. The shares will remain classified as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker/dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker/dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

The "penny stock" rules adopted by the SEC under the Exchange Act subjects the sale of the shares of our common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities.

Legal remedies, which may be available to an investor in "penny stocks,” are as follows:

(a)

if "penny stock" is sold to an investor in violation of his or her rights listed above, or other federal or states securities laws, the investor may be able to cancel his or her purchase and get his or her money back.

(b)	if the stocks are sold in a fraudulent manner, the investor may be able to sue the persons and firms that caused the fraud for damages.
(c)	if the investor has signed an arbitration agreement, however, he or she may have to pursue his or her claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the SEC's rules may limit the number of potential purchasers of the shares of our common stock.

ITEM 2.                    DESCRIPTION OF PROPERTY.

We rent office spaces from our President and chief executive officer and director, Sidney Swick This office space consists of approximately 200 square feet, and Mr. Swick supplies this office space to us at no cost to the Company.

We currently do not own any physical property or own any real property.

THE LORI /MAMQUAM PROPERTY

We acquired a 100% interest in the Lori /Mamquam mining claim from Andrew Sostad. for the sum of $6,000.                                                                                    .

Description of Lori /Mamquam Property

The Lori /Mamquam Property is recorded with the Province of British Columbia as follows:

Name of Mineral Claim	Area in Acres	Claim Number	Expiry Date
Lori Mamquam	619.64	555800	April 5, 2009

Location

The Lori/Mamquam Property mining claim lies approximately 50 miles north of Vancouver BC. The closest community is that of Squamish BC, approximately 11 miles to the east of the claim. The claim are centered on latitude 49º 42’ 34” N and longitude 122 º 55’ 25”  W. Active roads may provide excellent access, however we have not confirmed the conditions of road access to the claim themselves.

Infrastructure

Currently there is no plant or equipment located on the Lori Mamquam Property. Sources of water would be available from valley wells, which should provide sufficient water for all phases of the exploration plan that may be undertaken. There are no electrical facilities currently built on the property. Diesel-electrical power will be required in the initial stages of development.

History

The following history is summarized from the report prepared by our geological consultant, Laurence Sookochoff dated September 24, 2007, concerning our mining claim which is situated approximately 50 miles to the north of Vancouver BC

The mining history of the general area stems from the discovery the Britannia mineral zones in 1899 and subsequent production from 1905 to 1977. Production records state that during this productive period 52,252,348 tons of ore grading 1.1 per cent copper, 0.65 per cent zinc, with values in silver, gold, lead, zinc, and cadmium were milled with a recovery of 5,814,330 ounces silver, 493,532 ounces gold, 1, 139,701,920 pounds copper, 276,218,641 pounds zinc, 34,310,553 pounds lead, and 980,621 pounds cadmium.

The Britannia mine site is located 11 miles southwest of the Mamquam property.

Since 1899, numerous other mineral showings were discovered within the Britannia-Indian River pendant; exploration and development on these showings varied in degree with some reaching the stage of a developed prospect.

One of the prime prospects discovered after the Britannia, was the Maggie prospect located six miles southwest of the Mamquam. The Maggie property has been explored sporadically by a number of companies for many years and has long been recognized as having good potential for hosting economic deposits similar to the nearby Britannia deposits. Exploration work included surface work, underground development and much diamond drilling (Minfile Record Summary).

Property Geology

The Mamquam occurrence is underlain by Coast Plutonic rocks including a quartz diorite-diorite complex, a few sizeable andesite-granulite-migmatite "pendants, and andesite porphyry and granite aplite dyke swarms.

Alteration is widespread and somewhat zoned. A large propylitic zone extending across the northern section of the Property (Martin Creek alteration zone) is overprinted by a smaller 3,500 by 1,000 foot core of intense potassic-silica alteration. Structure is expressed by two prominent features including north trending dyke swarms and north-east striking faults and fractures.

Mineralization at the Mamquam. property is reported as occurring as sulphides, on fractures striking 050 to 090 and dipping moderately to the south. Mineralization is thus fracture controlled and includes pyrite, chalcopyrite, molybdenite, bornite, and malachite. Pyrite is associated with intense propylitic alteration. Copper-molybdenum mineralization is coincident with the quartz-orthoclase alteration zone. Assayed sections within the zone vary from 0.6% Cu and 0.05% Mo to trace. Mineralization can be traced over 200 feet in two places within the zone.

Current Exploration

We have completed Phase 1 of our exploration program of the Lori Mamquam Property, with samples taken from the Lori Mamquam Property currently at the laboratory for analysis. We have received the results of our samples from phase one and have been forwarded to our consulting geologist for review and interpretation. August 31, 2008 our consulting Geologist has recommended that we proceed with Phase II of our exploration program.

Phase One Exploration Items	Cost Estimate $
Detailed prospecting, mapping and soil geochemistry. The program is expected to take four weeks to complete including the turn around time on sample analyses. The estimated cost for this program is all inclusive	7,500
Total	7,500
Phase Two Exploration Items	Cost Estimate $
Magnetometer and VLF electromagnetic, grid controlled surveys over the areas of interest determined by the Phase 1 survey. The program is expected to take two weeks to complete. The estimated cost includes transportation, travel, accommodation, board, grid installation, two geophysical surveys, maps and report	10,000
Total	10,000
Phase Three Exploration Items	Cost Estimate $
Induced polarization survey over grid controlled anomalous areas of interest outlined by Phase 1&2 programs. Hoe or bulldozer trenching, mapping and sampling of bedrock anomalies. Includes assays, maps and reports	25,000
Total	25,000
Phase Four Exploration Items	Cost Estimate $
Diamond Drilling of Prime Targets	50,000
Total	92,500

The third phase would consist of trenching and sampling in areas of exposed mineralization. Geological mapping involves plotting previous exploration data relating to a property on a map in order to determine the best property locations to conduct subsequent exploration work. We anticipate commencing the second and the third phase of exploration in the summer of 2009 and the program will take approximately 15 days to complete.

ITEM 3.                    LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

General

Our authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.001 per share, as of, December 15, 2008; there were 7,866,666 shares of our common stock issued and outstanding.

Market Information

Our shares of common stock  have commenced trading on the OTC Bulletin Board under the symbol “” Although our shares became eligible for quotation on the OTC Bulletin Board on , the high and low bid information for our common stock for the year ended August 31, 2008 was not available from the OTC Bulletin Board.

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2008	$0	$0
2nd Quarter 2008	$0	$0
3rd Quarter 2008	$0	$0

Quotations provided by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions

Dividends

We have not declared any dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or Bylaws. The Delaware Revised Statutes (the “DRS”), does provide limitations on our ability to declare dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)

our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution (except as otherwise specifically allowed by our Articles of Incorporation).

Recent Sales of Unregistered Securities

There have been no recent issuances of unregistered securities.

ITEM 6 SELECTED FINANCIAL DATA

Statement of Operations Information:

	Year Ended August 31, 2008	Year Ended August 31, 2007
Revenues	$0	$0
Gross profit	0	0
Total Operating Expenses	67,316	14,085
Net income (loss)	67,316	14,085
Income (loss) per share (basic and diluted)	(0.00)	(0.00)
Weighted average shares of common stock outstanding (basic and diluted)

Balance Sheet Information:

	August 31, 2008		August 31, 2007
Working capital	$
Total assets		17,319	90,945
Total liabilities		7,720	14,030
Accumulated Deficit		81,401	14,085
Stockholders’ equity (deficit)		9,599	76,915

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Exploration Plan

Our plan of operation for the foreseeable future is to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of our mining claim. We do not have enough funds to complete our Phase Three or Phase Four programs which we would plan to start in the summer of 2007.  If the results of our phase one and phase two exploration program are encouraging. The following is a brief summary of our four phase exploration program:

1.   The next anniversary date of our mining claim is April 5, 2008. In order to keep the claim in good standing we must perform and register exploration work with the province of British Columbia of at least CDN$1,003 on our mining claim as recommended by our consulting geological engineer, we plan to conduct the first phase of our four phase exploration program starting between December, 2007 and March 31, 2008, weather permitting. This Phase One exploration program is expected to cost approximately $7,500. A Geologist and assistant will cover the property taking rock samples then ship to a laboratory for assay.

2.   The results obtained during the Phase One exploration program will be assembled, interpreted and we will review the results.

3.   With respect to our Phase Two program, our geological consultant has indicated that we should budget approximately $10,000 for our Phase Two program. Our Phase two program is scheduled to proceed Between April 1, 2008 and July 31, 2008. A field crew will mobilize onto our claim and perform localized geophysical surveys and then demobilize from the area.

4.   In the case of our Phase Two program, the results obtained during the Phase Two program will be assembled, interpreted and we will review the results of the Phase Two program. We will then engage our geological consultant to interpret the results of Phase Two and develop a summary report.

5.   If the Phase three program were to proceed, our geological consultant has indicated that we should budget approximately $25,000 for our Phase three program. If we proceed with a Phase Three program we would do so in August 2008. A field crew will mobilize onto our claim and perform a significant amount of geological Mapping, geochemical sampling, as well as localized sampling over the alteration zone of the Lori/Mamquam property

6.    In the case that the Phase Four program takes place, the results obtained during the Phase  three program will be assembled, interpreted and we will review the results of the Phase three program between October  and December 2008 We will engage our geological consultant to interpret the results of Phase Three and develop a summary report. At this stage we will have a significantly better understanding of any mineralization on our claim and be in a position to commence Diamond Drilling in 2009.

As at August 31, 2008, we had a cash balance of $ 17,319   If the results of the Phase Two exploration program are encouraging, we will have to raise additional funds starting in March 2009 so that Phase three exploration could commence in August 2009.

During the next 12 months, we do not anticipate generating any revenue. If additional funds become required, the additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in our mining claim. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our Phase Two and Phase Three programs. In the absence of such financing, our business will fail.

We may consider entering into a joint venture partnership by linking with a major resource company to provide the required funding to complete our Phase Three exploration program. We have not undertaken any efforts to locate a joint venture partner for Phase Three. If we enter into a joint venture arrangement, we will assign a percentage of our interest in our mining claim to the joint venture partner.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mining claim in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside of our control. These factors include, but are not limited to:

•     Our ability to raise additional funding;

•     The market price for copper, silver and molybdenum;

•     The results of our proposed exploration programs on the mineral property; and

•     Our ability to find joint venture partners for the development of our property interests

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral reserve.

Based on the recommendations of our consulting geologist, we have decided to continue our exploration program on the Lori/ Mamquam Property. However, as at August 31, 2008, we had $17,319 cash on hand, of and an accumulated deficit of $ 81,401As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. Currently, we do not have any financing arrangements in place and there are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

Due to the lack of our operating history and our present inability to generate revenues, our auditors have stated in their audit report included in our audited financial statements for the year ended August 31, 2008 that there currently exists substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended August 31, 2008

	2008	2007
Revenue	$--	$--
Expenses	67,316	14,085
Net Comprehensive Loss	(67,316)	(14,085)

Revenues

We have not earned any revenues to date and we do not anticipate earning any revenues in the near future. We are an exploration stage company and presently are seeking other business opportunities.

The increases in expenses are primarily a result of the increase in consulting,  accounting and legal fees and costs associated with our mineral exploration activities. The additional accounting and legal fees for the year ended August 31, 2008 relate primarily to the preparing and filing of our quarterly reports and this annual report with the Securities and Exchange Commission.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
	At August 31, 2008	At August 31, 2007
	9,599	76,915

Cash Flows
	Year Ended	From inception (May 19, 2006) to
	August 31, 2008	August 31, 2007,
Cash Flows used in Operating Activities	(67,316)	(14,085)
Cash Flows used in Investing Activities
Cash Flows provided by Financing Activities		91,000
Net (Decrease) Increase in Cash During Period	(73,626)	(90,945)

As of August 31, 2008, we had cash on hand of $17,319.  Since our inception, our sole sources of financing have been sales of our common stock. We have not attained profitable operations and our ability to pursue any future plan of operation is dependent upon our ability to obtain financing. For these reasons, our auditors stated in their report to our audited financial statements for the period ended August 31, 2008 that there is substantial doubt that we will be able to continue as a going concern.

We anticipate continuing to rely on sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able arrange for other financing to fund our planned business activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the audited financial statements included in this Annual Report.

Foreign Currency Translation

We use the United States of America dollar as our reporting currency for consistency with the registrants of the SEC and in accordance with FAS No. 52. Assets and liabilities denominated in a foreign currency at period-end are translated at the exchange rate in effect at the period-end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Any gains or losses arising as a result of such translations are not included in operations, but are reported as a separate component of equity as foreign currency translation adjustments, if applicable.

Transactions undertaken in currencies other than the functional currency are translated using the exchange rate in effect as of the transaction date. Any exchange gains or losses are included in other income or expenses on the statement of operations, if applicable.

Mineral Property Costs

Mineral property exploration costs are expensed as incurred.  Mineral property acquisition costs are initially capitalized when incurred using the guidance in the Emerging Issues Task Force (EITF) 04-02, Whether Mineral Rights are Tangible or Intangible Assets.  The Company assesses the carrying costs for impairment under Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long Lived Assets, at each fiscal quarter end.  An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property.  Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 We do not hold any derivative instruments and do not engage in any hedging activities. Because most of our purchases and sales will made in Canadian dollars, any exchange rate change affecting the value of the in Canadian dollar relative to the U.S. dollar could have an effect on our financial results as reported in U.S. dollars. If the in Canadian dollar were to depreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly reduced. If the in Canadian dollar were to appreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly increased.

 ITEM 8.                    FINANCIAL STATEMENTS.

Index to Financial Statements:

Audited financial statements as of August 31, 2008, including:

1.	Reports of Independent Registered Public Accounting Firm;*
2.	Balance Sheets as of August 31, 2008
3.	Statements of Operations for the years ended August 31, 2008 and 2007 and for the period from inception on December 20, 2006, to August 31, 2008;
4.	Statements of Cash Flows for the years ended August 31, 2008 and 2007 and for the period from inception on December 20, 2006 to August 31, 2008;
5.	Statement of Stockholders’ Equity (Deficiency) for the period from inception on December 20, 2006 through August 31, 2008; and
6.	Notes to Financial Statements.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders

of Willow Creek Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Willow Creek Enterprises, Inc. (an Exploration Stage Company) as of August 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ equity and cash flows for the period from January 16, 2007 (Inception) through August 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willow Creek Enterprises, Inc. as of August 31, 2008 and 2007, and the results of its operations and its cash flows for the period from January 16, 2007 (inception) through August 31, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jewett, Schwartz, Wolfe & Associates

/s/Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

December 8, 2008

WILLOW CREEK ENTERPRISES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	August 31, 2008	August 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$ 17,319	$90,945

Total Current Assets	17,319	90,945

TOTAL ASSETS	$ 17,319	$90,945

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$ 7,720	$14,030

TOTAL CURRENT LIABILITIES	7,720	14,030

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 7,866,666 shares issued and outstanding	7,867	7,867
Additional paid in capital	83,133	83,133
Deficit accumulated during the exploration stage	(81,401)	(14,085)
TOTAL STOCKHOLDERS’ EQUITY	9,599	76,915

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 17,319	$90,945

F3

WILLOW CREEK ENTERPRISES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended	For the Period From January 16, 2007 (Inception) to
	August 31, 2008	August 31, 2007	August 31, 2008

Revenues	$-	$-	$-

Operating expenses:
Professional fees	14,711	8,030	22,741
General and administrative	52,605	6,055	58,660
Total operating expenses	67,316	14,085	81,401

Net loss before income taxes	(67,316)	(14,085)	(81,401)

Benefit for income taxes	-	-	-

Net loss	$(67,316)	$(14,085)	$(81,401)

Weighted average number of shares outstanding during the period - basic and diluted	7,866,666	7,866,666	7,866,666

Net loss per share - basic and diluted	$(0)	$(0)	$(0)

F4

WILLOW CREEK ENTERPRISES, INC
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDER'S EQUITY

	Preferred Stock 10,000,000 shares authorized		Common Stock 100,000,000 shares authorized		Additional Paid-In Capital
	Shares Issued	Par Value $.001 per share	Shares Issued	Par Value $.001 per share

BALANCE, JANUARY 16, 2007 (Inception)	-	$-	-	$-	$-

Common stock issued to company president	-	-	5,000,000	5,000	-

Common stock issued to non affiliate shareholders	-	-	2,866,666	2,867	83,133

Net loss	-	-	-	-	-
BALANCE, AUGUST 31, 2007	-	$-	7,866,666	$7,867	$83,133

Net loss	-	-	-	-	-
BALANCE, AUGUST 31, 2008	-	$-	7,866,666	$7,867	$83,133

F5

WILLOW CREEK ENTERPRISES, INC
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS

	Twelve Months	For the Period From January 16, 2007 (Inception) to	For the Period From January 16, 2007 (Inception) to
	August 31, 2008	August 31, 2007	August 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,316)	$(14,085)	$(81,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued liabilities	(6,310)	14,030	7,720
Net cash used in operating activities	(73,626)	(55)	(73,681)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions of common stock	-	91,000	91,000
Net cash provided by financing activities	-	91,000	91,000

CHANGE IN CASH	(73,626)	90,945	17,319

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	90,945	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,319	$90,945	$17,319

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

F6

                                        WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008

NOTE 1 - NATURE OF OPERATIONS

Willow Creek Enterprises Inc (Company) was incorporated in the State of Delaware on January 16, 2007.  The Company was organized to explore mineral properties in British Columbia, Canada.

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of August 31, 2008, the Company had $17,319 in cash, working capital of $9,599, and stockholders’ equity of $9,599 and accumulated net losses of $81,401 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

Management's plans for the continuation of the Company as a going concern include financing the Company's operations through issuance of its common stock. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues. There are no assurances, however, with respect to the future success of these plans.  Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.   The Company is not currently earning any revenues.

F7

                                         WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is an exploration stage company as defined by the Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises.”

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Willow Creek Development, Inc. a company incorporated under the Company Act of Alberta on August 28, 2007.  All inter-company transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Regulatory Matters

The company and its mineral property interests are subject to a variety of Canadian national and provincial regulations governing land use, health, safety and environmental matters. The company’s management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

F8

                                                 WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (SFAS 144). The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

Start-up Expenses

The Company has adopted Statement of Position No. 98-5 (SOP 98-5), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on January 16, 2007 to August 31, 2008.

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

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (SEC) and in accordance with the SFAS No. 53 “Foreign Currency Translation.”

F9

                                                  WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in stockholders’ equity, if applicable.  There were no translation adjustments as of August 31, 2008.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the consolidated statements of operations.   There were no exchange gains or losses as of August 31, 2008.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Stock-Based Compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  As such, compensation cost is measured on the date of grant as the excess of current market price of the underlying stock over the exercise price.  Such compensation amounts are amortized over the respective vesting periods of the option grant.  The Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,’ which allows entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 has been applied.

The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.  Under this method, the Company records an expense equal to the fair value of the options or warrants issued.  The fair value is computed using an options pricing model.

F10

                                          WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008

Basic and Diluted Loss Per Share

The Company computed basic and diluted loss per share amounts for August 31, 2008 pursuant to the SFAS No. 128, “Earnings per Share.”  There are no potentially dilutive shares outstanding; accordingly, dilutive and basic per share amounts are the same.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” (SFAS 107) requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value.  For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation. The Company’s only financial instrument is cash. The fair value of cash approximates its carrying value due to the short maturities.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” (SFAS 130) establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of August 31, 2008 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

Income Taxes

Income taxes are recognized in accordance with SFAS No. 109 "Accounting for Income Taxes" (SFAS 109), whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

F11

                                          WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157).  SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company adopted it in the first quarter of fiscal year 2007.

F12

                                          WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008

How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06−3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06−3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer.

EITF 06−3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF 06−3 was adopted during the first quarter of fiscal year 2008. Since the Company has not produced any revenue, no taxes have been collected.

Accounting for Rental Costs Incurred during a Construction Period

In September 2006, the FASB issued FASB Staff Position No. FAS 13-1 (As Amended), “Accounting for Rental Costs Incurred during a Construction Period” (FAS 13-1). This position requires a company to recognize as rental expense the rental costs associated with a ground or building operating lease during a construction period, except for costs associated with projects accounted for under SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” FAS 13-1 is effective for reporting periods beginning after December 15, 2005 and was adopted by the Company in the first quarter of fiscal year 2007. The Company’s adoption of FAS 13-1 did not affect its consolidated results of operations and financial position.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and was adopted by the Company since its inception. The Company does not expect the

F13

                                          WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008

adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition.

FAS 123(R)-5

FSP FAS 123(R)-5 was issued on October 10, 2006.  The FSP  provides  that instruments  that were  originally  issued  as  employee  compensation  and then  modified, and that modification is made to the terms of the instrument solely to reflect an equity  restructuring  that  occurs  when the  holders  are no longer employees, then no change in the recognition or the measurement (due to a change in  classification)  of those  instruments  will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic  value to the exercise price of the award is preserved,  that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity  restructuring;  and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner.  The provisions in this FSP shall be applied in the first reporting period beginning after October 10, 2006, which is the date posted to the FASB website. The Company does not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS 159 will have on the Company’s future consolidated results of operations and financial condition.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after

F14

                                          WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008

December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities to increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of SFAS 163.  Except for those disclosures, earlier application is not permitted.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

F15

                                          WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted.  The Company currently has no convertible debt and does not expect that its adoption of FSP APB 14-1 will have a material impact upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No.162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

F16

                                       WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)).  This Statement replaces the original SFAS No. 141.  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS No. 160).  This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date.  The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

F17

                                     WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115” (SFAS No. 159), which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its consolidated results of operations and financial condition.

NOTE 4 – MINERAL LEASES AND CLAIMS

On August 28, 2007, the Company acquired a 100% interest in numerous claims known as the Lori Mamquam Property and is located in the Vancouver Mining Division, British Columbia. The claims were purchased for $6,000 cash and have been included in general and administrative expenses.

NOTE 5 – STOCKHOLDERS’ EQUITY

Between January 16, 2007 and August 31, 2007 the company received one subscription from the company’s sole officer and director totaling a cash proceeds of $5,000 and the issuance of 5,000,000 common shares.

Between January 16, 2007 and August 31, 2007 the company received subscriptions from 45 non affiliate shareholders, totaling cash proceeds of $86,000 and the issuance of 2,866,666 common shares.

F18

                                     WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008

NOTE 6 - INCOME TAXES

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.   A deferred

tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. A valuation allowance of 100% of the deferred tax assets was made.  There were no deferred taxes as of August 31, 2008.

There was no income tax expense for the years ended August 31, 2008 and 2007 due to the Company’s net losses.

The Company’s tax benefit differs from the “expected” tax benefit for the year ended August 31, 2008, which is (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

January 16, 2007 (inception) Through August 31, 2008
Computed “expected” tax benefit	$22,887
Less; benefit of operating loss carry forwards	22,887
$-

The effects of temporary differences that gave rise to deferred tax assets at August 31, 2008 are as follows:

2008
Current	$-
Non-current	27,676
Total gross deferred tax assets	27,676
Less valuation allowance	(27,676)
Net deferred tax assets	$-

The Company has a net operating loss carry forward of $27,676 available to offset future taxable income through 2020.

F19

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no changes in, or disagreements with our principal independent accountants.

We have engaged Jewett Schwartz Wolfe and Associates as our independent auditors since July 2007.

During the years ended August 31, 2008 and 2007 and subsequent to August 31, 2008 through to the date hereof, neither we, nor anyone on our behalf, has consulted with Madsen & Associates CPA’s, Inc. regarding the application of accounting principles to a specified transaction, whether completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has Jewett Schwartz Wolfe and Associates. provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or any reportable events as set for in Item 304(a)(3) of Regulation SB.

ITEM 9A.                 CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the year ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                 OTHER INFORMATION.

We have not filed items on Form 8K

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our sole executive officer and director and his age and titles are as follows:

Name	Age	Position
Sidney Swick	34	President, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our officer and director:

Mr. Sidney Swick: Mr. Swick has acted as our sole Director and Officer since our inception on January 16, 2007. Mr. Swick has been employed as an insurance broker since 2004 specializing in group benefits for small and medium sized businesses in Edmonton Alberta and surrounding area.  Prior to 2004 Mr. Swick was Employed in the telecom industry with Bell Canada.

Given that Mr. Swick has no previous experience in mineral exploration or operating a mining and exploration company. Mr. Swick also lacks any accounting or financial credentials, he intends to perform his job for us by engaging consultants who have experience in the areas where he is lacking. Mr. Swick is also studying information about our industry to familiarize himself with our business.

TERM OF OFFICE

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our sole officer and director.

AUDIT COMMITTEE

We are not a listed issuer and as such our Board of Directors is not required to maintain a separately-designated standing audit committee. As a result, our entire Board of Directors acts as our audit committee. Our sole director does not meet the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our Board of Directors at this time is prohibitive.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended August 31, 2008, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.   EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-B during the fiscal year ended August 31, 2008:

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualifie d Deferred Compen- sation Earnings ($)	All Other Compen -sation ($)	Total ($)
Sidney Swick(1) President, Secretary, Treasurer & Director	2007 2008	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As at our year ended August 31, 2008, we did not have any outstanding equity awards and have not had any since our inception.

EMPLOYMENT CONTRACTS

We have no employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 15, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	Sidney Swick Secretary, Treasurer and Director	5,000,000 Direct	63.56%
Common Stock	All Directors and Executive Officers as a Group (1 person)	5,000,000	63.56%

5% STOCKHOLDERS

Common Stock	Sidney Swick Secretary, Treasurer and Director	5000,000 Direct	63.56%

|

Notes:
(1)

Based on 7,866,666 shares of our common stock issued and outstanding as of December 15, 2008, Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 15, 2008.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

 We issued 5000,000 total shares of common stock who is our sole executive officer and sole director, Sidney Swick, at a price of $0.001 per share. The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act.

Director Independence

Quotations for our common stock are entered on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.

ITEM 14.         PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended August 31, 2008 and 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended August 31, 2008	Year Ended August 31, 2007
Audit Fees	$15,000	$7500
Audit Related Fees	800	200
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$15,800	$7,700

                                                                       21

ITEM 15.                    EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws,.(1)

4.1	Form of Subscription.(1)

Exhibit
Number	Description of Exhibits

14.1	Code of Ethics. (1)

31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on September 17, 2007, as amended.

                                                                        22

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLOW CREEK ENTERPRISES, INC.

Date:	December 15, 2008	By:	/s/ Sidney Swick

President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)

WILLOW CREEK ENTERPRISES, INC.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 15 , 2008	By:	/s/ Sidney Swick

President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)
Director