Form 10-Q
period 2008-11-30
Willow Creek Enterprises Inc.
filed 2009-01-14
CIK 1415952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended November 30,  2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 30, 2008, the Issuer had 7,866,666 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ¨ No x

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended November 30, 2008 are not necessarily indicative of the results that can be expected for the year ending August 31, 2008.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Willow Creek” mean Willow Creek Enterprises, Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

                                                                                  2

WILLOW CREEK ENTERPRISES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	November 30, 2008	August 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$ 15,716	$ 17,319

Total Current Assets	15,716	17,319

TOTAL ASSETS	15,716	17,319

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$ 10,431	$ 7,720

TOTAL CURRENT LIABILITIES	10,431	7,720

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 7,866,666 shares issued and outstanding	7,867	7,867
Additional paid in capital	83,133	83,133
Deficit accumulated during the exploration stage	(85,715)	(81,401)
TOTAL STOCKHOLDERS’ EQUITY	5,285	9,599

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 15,716	$ 17,319

WILLOW CREEK ENTERPRISES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended	For the three months ended	For the Period From January 16, 2007 (Inception) to
	November 30, 2008	November 30, 2007	November 30, 2008

Revenues	$-	-	-

Operating expenses:
Professional fees	3,710	36,220	26,451
General and administrative	604	727	59,264
Total operating expenses	4,314	36,947	85,715

Net loss before income taxes	(4,314)	(36,947)	(85,715)

Benefit for income taxes	-	-	-

Net loss	$(4,314)	(36,947)	(85,715)

Weighted average number of shares outstanding during the period - basic and diluted	7,866,666	7,866,666	7,866,666

Net loss per share - basic and diluted	$(0)	(0)	(0)

WILLOW CREEK ENTERPRISES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the three Months ended	For the three Months ended	For the Period From January 16, 2007 (Inception) to
	November 30, 2008	November 30, 2007	November 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,314)	(36,947)	(85,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued liabilities	2,711	(5,221)	10,431
Net cash used in operating activities	(1,603)	(42,168)	(75,284)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions of common stock	-	-	91,000
Net cash provided by financing activities	-	-	91,000

CHANGE IN CASH	(1,603)	(42,168)	15,716

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,319	90,945	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,716	48,777	15,716

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	-	-
Cash paid for interest expense	$-	-	-

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended November 30, 2008

and the period January 16, 2007 (inception) through November 30, 2008

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Willow Creek Enterprises Inc (Company) was incorporated in the State of Delaware on January 16, 2007.  The Company was organized to explore mineral properties in British Columbia, Canada.

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of November 30, 2008, the Company had $15,716 in cash, working capital of $5,285, and stockholders’ equity of $5,285 and accumulated net losses of $85,715 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements.

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended November 30, 2008

and the period January 16, 2007 (inception) through November 30, 2008

(Unaudited)

However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the report on Form 10-K of Willow Creek Enterprises, Inc. for the year ended August 31, 2008. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2008 are not necessarily indicative of the results that August be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2008 included in the Company’s report on Form 10-K

Principles of Consolidation

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

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended November 30, 2008

and the period January 16, 2007 (inception) through November 30, 2008

(Unaudited)

Start-up Expenses

The Company has adopted Statement of Position (SOP) No. 98-5 (SOP 98-5), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on January 16, 2007 to November 30, 2008.

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

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in stockholders’ equity, if applicable.  There were no translation adjustments as of November 30, 2008. Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the consolidated statements of operations.   There were no exchange gains or losses as of November 30, 2008.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended November 30, 2008

and the period January 16, 2007 (inception) through November 30, 2008

(Unaudited)

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

Basic and Diluted Loss Per Share

The Company computed basic and diluted loss per share amounts for November 30, 2008 pursuant to the SFAS No. 128, “Earnings per Share.”  (SFAS 128) There are no potentially dilutive shares outstanding; accordingly, dilutive and basic per share amounts are the same.

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

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” (SFAS 130) establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of November 30, 2008 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended November 30, 2008

and the period January 16, 2007 (inception) through November 30, 2008

(Unaudited)

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

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157).  SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

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

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended November 30, 2008

and the period January 16, 2007 (inception) through November 30, 2008

(Unaudited)

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

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and was adopted by the Company since its inception. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition.

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended November 30, 2008

and the period January 16, 2007 (inception) through November 30, 2008

(Unaudited)

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

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended November 30, 2008

and the period January 16, 2007 (inception) through November 30, 2008

(Unaudited)

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

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended November 30, 2008

and the period January 16, 2007 (inception) through November 30, 2008

(Unaudited)

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

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended November 30, 2008

and the period January 16, 2007 (inception) through November 30, 2008

(Unaudited)

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)).  This Statement replaces the original SFAS No. 141.  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition.

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

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended November 30, 2008

and the period January 16, 2007 (inception) through November 30, 2008

(Unaudited)

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

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$12,500
Office Expenses	-
Mineral Property Exploration Expenses	$12,500
TOTAL	$25,000

Our total expenditures over the next twelve months are anticipated to be approximately $25,000. Our cash on hand as of November 30, 2008 is $15,716. We do not have sufficient cash on hand to pay all the costs of Phase II of our proposed exploration program and to fund our operations for the next twelve months. We also require additional financing in order to proceed with any additional work beyond Phase II of our exploration program.

We presently do not have any arrangements for additional financing for exploration work beyond Phase II of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase II of our exploration program.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At November 30, 2008	At August 31, 2008
Current Assets	$15,716	$17,319
Current Liabilities	10,431	$7,720
Working Capital (Deficit)	$5,285	$9,599

Cash Flows

	Three months Ended	Three months Ended
	November 30, 2008	November 30, 2007
Cash Flows from (used in) Operating Activities	$(4,314)	(36,947)
Cash Flows from (used in) Investing Activities
Cash Flows from (used in) Financing Activities	--
Net Increase (decrease) in Cash During Period	$(1,603)	(42,168)

The decline in our working capital surplus at November 30, 2008 from the period ended August 31, 2008 is reflective of the current state of our business development, primarily due to the increase in our professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the decrease in operating expenses associated with our continuing reporting obligations under the Securities and Exchange Act of 1934.

As of, November 30, 2008, we had cash on hand of $15,716 Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended August 31, 2008, that there is substantial doubt that we will be able to continue as a going concern.

Future Financings

We have incurred a net loss of $85,715 for the period from January 16, 2007 (inception) to November 30, 2008 and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at November 30, 2008 and for all periods presented in the attached financial statements, have been included. Interim results for the three month and three-month period ended November 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

RISKS AND UNCERTAINTIES

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern

We have incurred a net loss of $85,715 for the period from (inception) to November 30, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail

Our current operating funds are sufficient to complete Phase 1, Phase 2, of the proposed exploration program; however, they will be insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of November 30, 2008, we had cash in the amount of $15,716.  We currently do not have any operations and we have no income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims. We require additional financing to complete and proceed past Phase II of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We may also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended November 30, 2008. We have not filed any Current Reports on Form 8-K since November 30, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLOW CREEK ENTERPRISES, INC.

January 14, 2009	By:	/s/ Sidney Swick
SIDNEY SWICK
Chief Executive Officer, Chief Financial Officer President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)