Form 10-Q
period 2009-05-31
Willow Creek Enterprises Inc.
filed 2009-07-16
CIK 1415952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended May 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 31, 2009, the Issuer had 7,866,666 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ¨ No x

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended May 31, 2009 are not necessarily indicative of the results that can be expected for the year ending August 31, 2008.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Willow Creek” mean Willow Creek Enterprises, Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

                                                                                  2

WILLOW CREEK ENTERPRISES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	May 31, 2009	August 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$3,060	$17,319

Total Current Assets	3,060	17,319

TOTAL ASSETS	$3,060	$17,319

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$5,000	$7,720

TOTAL CURRENT LIABILITIES	5,000	7,720

Commitments and contingencies

Stockholders’ (Deficit) Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 7,866,666 shares issued and outstanding	7,867	7,867
Additional paid in capital	83,133	83,133
Deficit accumulated during the exploration stage	(92,940)	(81,401)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(1,940)	9,599

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$3,060	$17,319

WILLOW CREEK ENTERPRISES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended	For the Period From January 16, 2007 (Inception) to
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008	May 31, 2009

Revenues	-	-	-	-	-

Operating expenses:
Professional fees	2,500	10,094	10,420	56,264	33,161
General and administrative	32	618	1,119	1,328	59,779
Total operating expenses	2,532	10,712	11,539	57,592	92,940

Net loss before income taxes	(2,532)	(10,712)	(11,539)	(57,592)	(92,940)

Benefit for income taxes	-	-	-	-	-

Net loss	(2,532)	(10,712)	(11,539)	(57,592)	(92,940)

Weighted average number of shares outstanding during the period - basic and diluted	7,866,666	7,866,666	7,866,666	7,866,666	7,866,666

Net loss per share - basic and diluted	(0)	(0)	(0)	(0)	(0)

WILLOW CREEK ENTERPRISES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the nine Months ended	For the nine Months ended	For the Period From January 16, 2007 (Inception) to
	May 31, 2009	May 31, 2008	May 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,539)	$(57,592)	$(92,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued liabilities	(2,720)	(14,030)	5,000
Net cash used in operating activities	(14,259)	(71,622)	(87,940)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions of common stock	-	-	91,000
Net cash provided by financing activities	-	-	91,000

CHANGE IN CASH	(14,259)	(71,622)	3,060

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,319	90,945	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,060	$19,323	$3,060

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2009

and the period January 16, 2007 (inception) through May 31, 2009

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Willow Creek Enterprises Inc (Company) was incorporated in the State of Delaware on January 16, 2007.  The Company was organized to explore mineral properties in British Columbia, Canada.

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of May 31, 2009, the Company had $3,060 in cash, working capitaldeficit of $1,940 and stockholders’ deficit of $1,940 and accumulated net losses of $92,940 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

Management's plans for the continuation of the Company as a going concern include financing the Company's operations through issuance of its common stock. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues. There are no assurances, however, with respect to the future success of these plans.  Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations. The Company is not currently earning any revenues. Operating results for the three and six months ended May 31, 2009 are not necessarily indicative of the results that can be expected for the year ended August 31, 2009.

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

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2009

and the period January 16, 2007 (inception) through May 31, 2009

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

However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the report on Form 10-K of Willow Creek Enterprises, Inc. for the year ended August 31, 2008. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2009 are not necessarily indicative of the results that August be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2008 included in the Company’s report on Form 10-K

Principles of Consolidation

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

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2009

and the period January 16, 2007 (inception) through May 31, 2009

(Unaudited)

The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

Start-up Expenses

The Company has adopted Statement of Position (SOP) No. 98-5 (SOP 98-5), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on January 16, 2007 to May 31, 2009.

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

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in stockholders’ equity, if applicable.  There were no translation adjustments as of May 31, 2009. Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the consolidated statements of operations.   There were no exchange gains or losses as of May 31, 2009.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2009

and the period January 16, 2007 (inception) through May 31, 2009

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

Basic and Diluted Loss Per Share

The Company computed basic and diluted loss per share amounts for May 31, 2009 pursuant to the SFAS No. 128, “Earnings per Share.”  (SFAS 128) There are no potentially dilutive shares outstanding; accordingly, dilutive and basic per share amounts are the same.

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

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” (SFAS 130) establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of May 31, 2009 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2009

and the period January 16, 2007 (inception) through May 31, 2009

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

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2009

and the period January 16, 2007 (inception) through May 31, 2009

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

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2009

and the period January 16, 2007 (inception) through May 31, 2009

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

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2009

and the period January 16, 2007 (inception) through May 31, 2009

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

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2009

and the period January 16, 2007 (inception) through May 31, 2009

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

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2009

and the period January 16, 2007 (inception) through May 31, 2009

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

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2009

and the period January 16, 2007 (inception) through May 31, 2009

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

Our total expenditures over the next twelve months are anticipated to be approximately $25,000. Our cash on hand as of May 31, 2009 is $3,060. We do not have sufficient cash on hand to pay the costs of Phase II of our proposed exploration program and to fund our operations for the next twelve months. We also require additional financing in order to proceed with any additional work beyond Phase II of our exploration program.

We presently do not have any arrangements for additional financing for exploration work beyond Phase II of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase II of our exploration program.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At May 31, 2009	At August 31, 2008
Current Assets	$3,092	$17,319
Current Liabilities	5,000	$7,720
Working Capital (Deficit)	$1,942	$9,599

Cash Flows

	Six months Ended	Three months Ended
	May 31, 2009	November 30, 2008
Cash Flows from (used in) Operating Activities	$(9,007)	(1,814)
Cash Flows from (used in) Investing Activities
Cash Flows from (used in) Financing Activities	--
Net Increase (decrease) in Cash During Period	$(14,227)	(1,604)

The decline in our working capital surplus at May 31, 2009 from the period ended August 31, 2008 is reflective of the current state of our business development, primarily due to the increase in our professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the decrease in operating expenses associated with our continuing reporting obligations under the Securities and Exchange Act of 1934.

As of, May 31, 2009, we had cash on hand of $3,060 Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended August 31, 2008, that there is substantial doubt that we will be able to continue as a going concern.

Future Financings

We have incurred a net loss of $for the period from January 16, 2007 (inception) to May 31, 2009 and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at May 31, 2009 and for all periods presented in the attached financial statements, have been included. Interim results for the three month and three-month period ended May 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

RISKS AND UNCERTAINTIES

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern

We have incurred a net loss of $92,940 for the period from (inception) to May 31, 2009, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail

Our current operating funds have allowed us to complete Phase 1, of the proposed exploration program; however, they are insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of May 31, 2009, we had cash in the amount of $3,060.  We currently do not have any operations and we have no income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims. We require additional financing to complete and proceed past Phase II of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We may also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended May 31, 2009. We have not filed any Current Reports on Form 8-K since May 31, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLOW CREEK ENTERPRISES, INC.

July 15, 2009	By:	/s/ Sidney Swick
SIDNEY SWICK
Chief Executive Officer, Chief Financial Officer President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)