Form 10-K
period 2009-08-31
Willow Creek Enterprises Inc.
filed 2009-12-15
CIK 1415952

                              UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
                                                          Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended August 31, 2009

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _______________ to _______________

                                                     COMMISSION FILE NUMBER 000-52970

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

Exploration for commercially viable mineral deposits is a speculative venture involving substantial risk. We cannot provide investors with assurance that our mining claim contains commercially viable mineral deposits. The exploration program that we will conduct on our claim may not result in the discovery of commercial viable mineral deposits. Problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts

In such a case, we may be unable to complete our business plan and you could lose your entire investment in this offering.

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

THE LORI /MAMQUAM PROPERTY

We acquired a 100% interest in the Lori /Mamquam mining claim from Andrew Sostad. for the sum of $6,000.                                                                                    .

Description of Lori /Mamquam Property

The Lori /Mamquam Property is recorded with the Province of British Columbia as follows:

Name of Mineral Claim	Area in Acres	Claim Number	Expiry Date
Lori Mamquam	619.64	555800	April 5, 2010

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

Current Exploration

We have completed Phase 1 of our exploration program of the Lori Mamquam Property, with samples taken from the Lori Mamquam Property currently at the laboratory for analysis. We have received the results of our samples from phase one and have been forwarded to our consulting geologist for review and interpretation. August 31, 2009 our consulting Geologist has recommended that we proceed with Phase II of our exploration program.

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

Market Information

Our shares of common stock  have commenced trading on the OTC Bulletin Board under the symbol “” Although our shares became eligible for quotation on the OTC Bulletin Board on , the high and low bid information for our common stock for the year ended August 31, 2009 was not available from the OTC Bulletin Board.

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2009	$0	$0
2nd Quarter 2009	$0	$0
3rd Quarter 2009	$0	$0

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

Recent Sales of Unregistered Securities

There have been no recent issuances of unregistered securities.

ITEM 6 SELECTED FINANCIAL DATA

Statement of Operations Information:

	Year Ended August 31, 2009	Year Ended August 31, 2008
Revenues	$0	$0
Gross profit	0	0
Total Operating Expenses
Net income (loss)	(17,399)	(67,316
)Income (loss) per share (basic and diluted)	(0.00)	(0.00)
Weighted average shares of common stock outstanding (basic and diluted)	7,866,666	7,866,666

Balance Sheet Information:

	August 31, 2009		August 31, 2008
Working capital	$
Total assets		330	17,319
Total liabilities		8,130	7,720
Accumulated Deficit		98,800	81,401
Stockholders’ equity (deficit)		7,800	9,599

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Exploration Plan

Our plan of operation for the foreseeable future is to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of our mining claim. We do not have enough funds to complete our Phase Three or Phase Four programs which we would plan to start in the summer of 2007.  If the results of our phase one and phase two exploration program are encouraging. The following is a brief summary of our four phase exploration program:

1.   The next anniversary date of our mining claim is April 5, 2010. In order to keep the claim in good standing we must perform and register exploration work with the province of British Columbia of at least CDN$1,003 on our mining claim as recommended by our consulting geological engineer, we plan to conduct the first phase of our four phase exploration program starting between December, 2007 and March 31, 2008, weather permitting. This Phase One exploration program is expected to cost approximately $7,500. A Geologist and assistant will cover the property taking rock samples then ship to a laboratory for assay.

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

As at August 31, 2009, we had a cash balance of $    If the results of the Phase Two exploration program are encouraging, we will have to raise additional funds starting in March 2009 so that Phase three exploration could commence in August 2009.

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

Based on the recommendations of our consulting geologist, we have decided to continue our exploration program on the Lori/ Mamquam Property. However, as at August 31, 2009, we had $x cash on hand, of and an accumulated deficit of $x . As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. Currently, we do not have any financing arrangements in place and there are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

Due to the lack of our operating history and our present inability to generate revenues, our auditors have stated in their audit report included in our audited financial statements for the year ended August 31, 2009 that there currently exists substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended August 31, 2009

	2009	2008
Revenue	$--	$--
Expenses	(17,399)	67,316
Net Comprehensive Loss	(17,399)	(67,316)

Revenues

We have not earned any revenues to date and we do not anticipate earning any revenues in the near future. We are an exploration stage company and presently are seeking other business opportunities.

The increases in expenses are primarily a result of the increase in consulting, accounting and legal fees and costs associated with our mineral exploration activities. The additional accounting and legal fees for the year ended August 31, 2009 relate primarily to the preparing and filing of our quarterly reports and this annual report with the Securities and Exchange Commission.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
	At August 31, 2009	At August 31, 2008
	9,599	9,599

Cash Flows
	Year Ended	From inception (May 19, 2006) to
	August 31, 2009	August 31, 2008,
Cash Flows used in Operating Activities		(67,316)
Cash Flows used in Investing Activities
Cash Flows provided by Financing Activities
Net (Decrease) Increase in Cash During Period		(73,626)

As of August 31, 2009, we had cash on hand of $x.  Since our inception, our sole sources of financing have been sales of our common stock. We have not attained profitable operations and our ability to pursue any future plan of operation is dependent upon our ability to obtain financing. For these reasons, our auditors stated in their report to our audited financial statements for the period ended August 31, 2009 that there is substantial doubt that we will be able to continue as a going concern.

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

 ITEM 8.                    FINANCIAL STATEMENTS.

Index to Financial Statements:

Audited financial statements as of August 31, 2009, including:

1.	Reports of Independent Registered Public Accounting Firm;*
2.	Balance Sheets as of August 31, 2009
3.	Statements of Operations for the years ended August 31, 2009 and 2008 and for the period from inception on December 20, 2006, to August 31, 2009;
4.	Statements of Cash Flows for the years ended August 31, 2009 and 2008 and for the period from inception on December 20, 2006 to August 31, 2009;
5.	Statement of Stockholders’ Equity (Deficiency) for the period from inception on December 20, 2006 through August 31, 2009; and
6.	Notes to Financial Statements.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders

of Willow Creek Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Willow Creek Enterprises, Inc. (an Exploration Stage Company) as of  and 2008 and the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the years then ended and for the period from January 16, 2007 (Inception) through . These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willow Creek Enterprises, Inc. as of  and 2008, and the results of its operations and its cash flows for the years then ended and for the period from January 16, 2007 (inception) through  in conformity with accounting principles generally accepted in the United States.

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

Jewett, Schwartz, Wolfe & Associates

/s/Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

December 15, 2009

WILLOW CREEK ENTERPRISES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	August 31, 2009	August 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$330	$17,319

Total Current Assets	330	17,319

TOTAL ASSETS	$330	$17,319

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$8,130	$7,720

TOTAL CURRENT LIABILITIES	8,130	7,720

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 7,866,666 shares issued and outstanding	7,867	7,867
Additional paid in capital	83,133	83,133
Deficit accumulated during the exploration stage	(98,800)	(81,401)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(7,800)	9,599

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$330	$17,319

F3

WILLOW CREEK ENTERPRISES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended	For the Period From January 16, 2007 (Inception) to
	August 31, 2009	August 31, 2008	August 31, 2009

Revenues	$-	$-	$-

Operating expenses:
Professional fees	11,050	14,711	33,791
General and administrative	6,349	52,605	65,009
Total operating expenses	17,399	67,316	98,800

Net loss before income taxes	(17,399)	(67,316)	(98,800)

Benefit for income taxes	-	-	-

Net loss	$(17,399)	$(67,316)	$(98,800)

Weighted average number of shares outstanding during the period - basic and diluted	7,866,666	7,866,666	7,866,666

Net loss per share - basic and diluted	$(0)	$(0)	$(0)

F4

	Preferred Stock 10,000,000 shares authorized		Common Stock 100,000,000 shares authorized		Additional Paid-In Capital	Accumulated Deficit During Exploration Stage
	Shares Issued	Par Value $.001 per share	Shares Issued	Par Value $.001 per share			Total

BALANCE, JANUARY 16, 2007 (Inception)	-	$-	-	$-	$-	$-	$-

Common stock issued to company president	-	-	5,000,000	5,000	-	-	5,000

Common stock issued to non affiliate shareholders	-	-	2,866,666	2,867	83,133	-	86,000

Net loss	-	-	-	-	-	(14,085)	(14,085)
BALANCE, AUGUST 31, 2007	-	$-	7,866,666	$7,867	$83,133	$(14,085)	$76,915

Net loss	-	-	-	-	-	(67,316)	(67,316)
BALANCE, AUGUST 31, 2008	-	$-	7,866,666	$7,867	$83,133	$(81,401)	$9,599

Net loss	-	-	-	-	-	(17,399)	(17,399)
BALANCE, AUGUST 31, 2009	-	$-	7,866,666	$7,867	$83,133	$(98,800)	$(7,800)

F5

WILLOW CREEK ENTERPRISES, INC
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS

	For the year ended	For the year ended	For the Period From January 16, 2007 (Inception) to
	August 31, 2009	August 31, 2008	August 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,399)	$(67,316)	$(98,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued liabilities	410	(6,310)	8,130
Net cash used in operating activities	(16,989)	(73,626)	(90,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions of common stock	-	-	91,000
Net cash provided by financing activities	-	-	91,000

CHANGE IN CASH	(16,989)	(73,626)	330

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,319	90,945	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$330	$17,319	$330

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

F6

                                        WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009

NOTE 1 - NATURE OF OPERATIONS

Willow Creek Enterprises Inc (Company) was incorporated in the State of Delaware on January 16, 2007.  The Company was organized to explore mineral properties in British Columbia, Canada.

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of August 31, 2009, the Company had $330 in cash, working capital of $7,800, and stockholders’ equity of $7,800 and accumulated net losses of $98,800 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

August 31, 2009

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

August 31, 2009

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

Start-up Expenses

The Company has adopted Statement of Position No. 98-5 (SOP 98-5), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on January 16, 2007 to August 31, 2009.

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

F9

                                                  WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in stockholders’ equity, if applicable.  There were no translation adjustments as of August 31, 2009.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the consolidated statements of operations.   There were no exchange gains or losses as of August 31, 2009.

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

F10

                                          WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009

Basic and Diluted Loss Per Share

The Company computed basic and diluted loss per share amounts for August 31, 2009 pursuant to the SFAS No. 128, “Earnings per Share.”  There are no potentially dilutive shares outstanding; accordingly, dilutive and basic per share amounts are the same.

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

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” (SFAS 130) establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of August 31, 2009 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

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

August 31, 2009

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

August 31, 2009

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

August 31, 2009

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

August 31, 2009

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

August 31, 2009

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

August 31, 2009

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

August 31, 2009

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

F18

                                     WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009

NOTE 6 - INCOME TAXES

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.   A deferred

tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. A valuation allowance of 100% of the deferred tax assets was made.  There were no deferred taxes as of August 31, 2009.

There was no income tax expense for the years ended August 31, 2009 and 2008 due to the Company’s net losses.

The Company’s tax benefit differs from the “expected” tax benefit for the year ended August 31, 2009, which is (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

January 16, 2007 (inception) Through August 31, 2009
Computed “expected” tax benefit	$5,916
Less; benefit of operating loss carry forwards	5,916
$-

The effects of temporary differences that gave rise to deferred tax assets at August 31, 2009 are as follows:

2008
Current	$-
Non-current	33,592
Total gross deferred tax assets	33,592
Less valuation allowance	(33,592)
Net deferred tax assets	$-

The Company has a net operating loss carry forward of $33,592 available to offset future taxable income through 2020.

F19

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in, or disagreements with our principal independent accountants.

We have engaged Jewett Schwartz Wolfe and Associates as our independent auditors since July 2007.

During the years ended August 31, 2009 and 2008 and subsequent to August 31, 2009 through to the date hereof, neither we, nor anyone on our behalf, has consulted with Madsen & Associates CPA’s, Inc. regarding the application of accounting principles to a specified transaction, whether completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has Jewett Schwartz Wolfe and Associates. provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or any reportable events as set for in Item 304(a)(3) of Regulation SB.

ITEM 9A.                 CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that our disclosure control objectives are achieved. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are ineffective at providing this reasonable level of assurance as of the period covered, due to the fact that we have only one officer and director. In the future the company will endeavor to add another director with sufficient SEC and accounting related expertise, to provide adequate segregation of duties and financial accounting and reporting controls, which currently are significant deficiencies in our internal control. There were no changes in our internal control over financial reporting during the year ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                 OTHER INFORMATION.

We have not filed items on Form 8K

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our sole executive officer and director and his age and titles are as follows:

Name	Age	Position
Sidney Swick	35	President, Secretary, Treasurer and Director

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended August 31, 2009, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.   EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-B during the fiscal year ended August 31, 2009:

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualifie d Deferred Compen- sation Earnings ($)	All Other Compen -sation ($)	Total ($)
Sidney Swick(1) President, Secretary, Treasurer & Director	2008 2009	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As at our year ended August 31, 2009, we did not have any outstanding equity awards and have not had any since our inception.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 15, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

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

|

Notes:
(1)

Based on 7,866,666 shares of our common stock issued and outstanding as of December 15, 2009, Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 15, 2009.

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

Director Independence

Quotations for our common stock are entered on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation

ITEM 14.         PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended August 31, 2009 and 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended August 31, 2009	Year Ended August 31, 2008
Audit Fees	$15,000	$15,000
Audit Related Fees	800	800
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$15,800	$15,800

ITEM 15.                    EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws,.(1)

4.1	Form of Subscription.(1)

Exhibit
Number	Description of Exhibits

14.1	Code of Ethics. (1)

31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on September 17, 2007, as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLOW CREEK ENTERPRISES, INC.

Date:	December 15, 2009	By:	/s/ Sidney Swick

President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)

WILLOW CREEK ENTERPRISES, INC.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 15 , 2009	By:	/s/ Sidney Swick

President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)
Director