Form 10-K/A
period 2009-08-31
Willow Creek Enterprises Inc.
filed 2009-12-16
CIK 1415952

                              UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
                                                          Washington, D.C. 20549

FORM 10-K/A

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

Market Information

Our shares of common stock  have commenced trading on the OTC Bulletin Board under the symbol “WLOC” Although our shares became eligible for quotation on the OTC Bulletin Board on , the high and low bid information for our common stock for the year ended August 31, 2009 was not available from the OTC Bulletin Board.

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

Recent Sales of Unregistered Securities

There have been no recent issuances of unregistered securities.

ITEM 6 SELECTED FINANCIAL DATA

Statement of Operations Information:

	Year Ended August 31, 2009	Year Ended August 31, 2008
Revenues	$0	$0
Gross profit	0	0
Total Operating Expenses	17,399	67,316
Net income (loss)	(17,399)	(67,316
)Income (loss) per share (basic and diluted)	(0.00)	(0.00)
Weighted average shares of common stock outstanding (basic and diluted)	7,866,666	7,866,666

Balance Sheet Information:

	August 31, 2009		August 31, 2008
Working capital	$
Total assets		330	17,319
Total liabilities		8,130	7,720
Accumulated Deficit		98,800	81,401
Stockholders’ equity (deficit)		7,800	9,599

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

As at August 31, 2009, we had a cash balance of $330.    If the results of the Phase Two exploration program are encouraging, we will have to raise additional funds starting in March 2009 so that Phase three exploration could commence in August 2009.

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

Based on the recommendations of our consulting geologist, we have decided to continue our exploration program on the Lori/ Mamquam Property. However, as at August 31, 2009, we had $330 cash on hand, of and an accumulated deficit of $98,800 . As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. Currently, we do not have any financing arrangements in place and there are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

Due to the lack of our operating history and our present inability to generate revenues, our auditors have stated in their audit report included in our audited financial statements for the year ended August 31, 2009 that there currently exists substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended August 31, 2009

	2009	2008
Revenue	$--	$--
Expenses	17,399	67,316
Net Comprehensive Loss	(17,399)	(67,316)

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

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
	At August 31, 2009	At August 31, 2008
	(7,800)	9,599

Cash Flows
	Year Ended	From inception (May 19, 2006) to
	August 31, 2009	August 31, 2008,
Cash Flows used in Operating Activities	(16,989)	(73,626)
Cash Flows used in Investing Activities
Cash Flows provided by Financing Activities
Net (Decrease) Increase in Cash During Period	(16,989)	(73,626)

As of August 31, 2009, we had cash on hand of $330.  Since our inception, our sole sources of financing have been sales of our common stock. We have not attained profitable operations and our ability to pursue any future plan of operation is dependent upon our ability to obtain financing. For these reasons, our auditors stated in their report to our audited financial statements for the period ended August 31, 2009 that there is substantial doubt that we will be able to continue as a going concern.

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
5.	Statement of Stockholders’ Equity (Deficiency) for the period from inception on January 16, 2007 through August 31, 2009; and
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

F7

                                         WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009

NOTE 3 – SUMMARY OD ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is an exploration stage company as defined by the Financial Accounting Standard Board (FASB) Accounting Standard Codification (ASC) 270. “Accounting and Reporting by Development Stage Enterprises”.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Willow Creek Development, Inc. a company incorporated under the Company Act of Alberta on August 28, 2007.  All inter-company transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in ASC “Property, Plant, and Equipment". The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

F8

                                                 WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009

Start-up Expenses

The Company has adopted Statement of Position (SOP) No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred.

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

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with the ASC 830 “Foreign Currency Translation”.

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in stockholders’ (deficit) equity, if applicable.  There were no translation adjustments as of August 31, 2009.

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

Loss Per Share

The Company computed basic and diluted loss per share amounts for  pursuant to the ASC 260 “Earnings per Share.”  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurement and Disclosures,” requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value.  For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation.

Comprehensive Loss

ASC 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of  the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

Income Taxes

Income taxes are recognized in accordance with ASC 740, “Income Taxes”, whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

F10

                                          WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009

Earnings Per Share

In September 2009, the FASB issued Update No. 2009-08 “Earnings per share – Amendments to Section 260-10-S99”. This codification update represents technical corrections to Topic 260-10-S99, Earnings Per Share, based on EITF Topic D-53, Computation of Earnings per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company has adopted Update No. 2009-08 there was no impact on its consolidated financial statements.

Measuring Liabilities at Fair Value

In August 2009, the FASB issued Update No. 2009-05, “Topic 820 – Fair Value Measurements and Disclosures - Measuring Liabilities at Fair value”. This update applies to all entities that measure liabilities at fair value within the scope of Topic 820. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, or the quoted prices for similar liabilities or similar liabilities when traded as assets. Other valuation techniques that are consistent with the principles of Topic 820 may be used. The amendment also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendment clarifies that both the quoted price of an active market for the identical liability at the measurement date and quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are level 1 fair value measurements. The adoption of this update is effective for the first reporting period, including interim period, beginning after August 2009. The Company has adopted ASC 820, which had no impact on its consolidated financial statements.

Generally Accepted Accounting Principles

In June 30, 2009, the Financial Accounting Standards Board issued Update No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - Amendments Based on Statement of Financial Accounting Standards No. 168”. This update establishes that the FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted ASC 105.

F11

                                          WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009

Subsequent Events

In May 2009, the FASB issued ASC 855, “Subsequent Events”. This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009. The Company has adopted ASC 855 as of August 31, 2009.

Interim Disclosure about Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position “FSP” No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends SFAS No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends Accounting Principles Board Opinions “APB Opinion” No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company has adopted “FSP” No. SFAS 107-1 and APB 28-1 as of August 31, 2009.

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

The Company’s tax benefit differs from the “expected” tax benefit for the year ended August 31, 2009, which is (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

	January 16, 2007 (inception) Through August 31, 2009	January 16, 2007 (inception) Through August 31, 2008
Computed “expected” tax benefit	$5,916	22,887
Less; benefit of operating loss carryforwards	5,916	22,887
	$-	-

The effects of temporary differences that gave rise to deferred tax assets at August 31, 2009 and 2008 are as follows:

	2009	2008
Current	$-	-
Non-current	33,592	27,676
Total gross deferred tax assets	33,592	27,676
Less valuation allowance	(33,592)	(27,676)
Net deferred tax assets	$-	-

The Company has a net operating loss carryforward of $33,592 available to offset future taxable income through 2020.

F13

                                          WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009

NOTE 7- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of August 31, 2009, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.  The information related to basic and diluted earnings per share is as follows:

Ended August 31,
	2009	2008
Numerator:
Continuing operations:
Income from continuing operations	($ 17,399 )	($ 67,316)
Effect of dilutive convertible debt	--	--
Total	($ 17,399)	($ 67,316)

Discontinued operations
Loss from discontinued operations	--	--

Net income (loss)	($ 17,399)	($ 67,316)

Denominator:
Weighted average number of shares outstanding – basic and diluted	7,866,666	7,866,666

F14

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