Form 10-Q
period 2009-11-30
Willow Creek Enterprises Inc.
filed 2010-01-20
CIK 1415952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended November 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 30, 2009, the Issuer had 7,866,666 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ¨ No x

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended November 30, 2009 are not necessarily indicative of the results that can be expected for the year ending August 31, 2009.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Willow Creek” mean Willow Creek Enterprises, Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

                                                                                  2

WILLOW CREEK ENTERPRISES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	November 30, 2009	August 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$296	$330

Total Current Assets	296	330

TOTAL ASSETS	$296	$330

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$11,280	$8,130

TOTAL CURRENT LIABILITIES	11,280	8,130

Commitments and contingencies

Stockholders’ (Deficit) Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 7,866,666 shares issued and outstanding	7,867	7,867
Additional paid in capital	83,133	83,133
Deficit accumulated during the exploration stage	(101,984)	(98,800)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(10,984)	(7,800)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$296	$330

WILLOW CREEK ENTERPRISES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended	For the three months ended	For the Period From January 16, 2007 (Inception) to
	November 30, 2009	November 30, 2008	November 30, 2009

Revenues	$ -	$ -	$ -

Operating expenses:
Professional fees	3,000	3,710	36,791
General and administrative	184	604	65,193
Total operating expenses	3,184	4,314	101,984

Net loss before income taxes	(3,184)	(4,314)	(101,984)

Benefit for income taxes	-	-	-

Net loss	$ (3,184)	$ (4,314)	$ (101,984)

Weighted average number of shares outstanding during the period – basic and diluted	7,866,666	7,866,666	7,866,666

Net loss per share - basic and diluted	(0)	(0)	(0)

WILLOW CREEK ENTERPRISES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the three Months ended	For the three Months ended	For the Period From January 16, 2007 (Inception) to
	November 30, 2009	November 30, 2008	November 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,184)	$(4,314)	$(101,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued liabilities	3,151	2,711	11,281
Net cash used in operating activities	(33)	(1,603)	(90,703)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions of common stock	-	-	91,000
Net cash provided by financing activities	-	-	91,000

CHANGE IN CASH	(33)	(1,603)	296

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	330	17,319	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$296	$15,716	$296

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of January 16, 2007(inception)

through November 30, 2009

NOTE 1 - NATURE OF OPERATIONS

Willow Creek Enterprises, Inc. (Company) was incorporated in the State of Delaware on January 16, 2007.  The Company was organized to explore mineral properties in British Columbia, Canada.

Going Concern

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of November 30, 2009, the Company had $ 296 in cash, a working capital deficit of $10,984, and stockholders’ equity deficit of $10,984 and accumulated net losses of $101,984 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

Interim Reporting

 While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the November 30, 2009 audited annual financial statements of Willow Creek Enterprises, Inc. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s audited August 31, 2009 annual financial statements.

Operating results for the three ended November 30, 2009 are not necessarily indicative of the results that can be expected for the year ended August 31, 2010.

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of January 16, 2007(inception)

through November 30, 2009

NOTE 2 – ACCOUNTING POLICIES

In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is an exploration stage company as defined by the standard for “Accounting and Reporting by Development Stage Enterprises.”

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

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of January 16, 2007(inception)

through November 30, 2009

However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the report on Form 10-K of Willow Creek Enterprises, Inc. for the year ended August 31, 2009. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2009 are not necessarily indicative of the results that can be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2009 included in the Company’s report on Form 10-K

Principles of Consolidation

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

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established under "Accounting for the Impairment or Disposal of Long-lived Assets". The Company

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of January 16, 2007(inception)

through November 30, 2009

The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

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

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (SEC) and in accordance with the principles under “Foreign Currency Translation.”

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in stockholders’ equity, if applicable.  There were no translation adjustments as of November 30, 2009.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the consolidated statements of operations.   There were no exchange gains or losses as of November 30, 2009.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of January 16, 2007(inception)

through November 30, 2009

The Company accounts for stock options issued to employees in accordance with the provisions of “Accounting for Stock Issued to Employees,” and related interpretations.  As such, compensation cost is measured on the date of grant as the excess of current market price of the underlying stock over the exercise price.  Such compensation amounts are amortized over the respective vesting periods of the option grant.  The Company adopted the disclosure provisions of, “Accounting for Stock-Based Compensation,” and “Accounting for Stock Based Compensation – Transition and Disclosure,’ which allows entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined under “Accounting for Stock-Based Compensation” has been applied.

The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method under “Accounting for Stock-Based Compensation”.  Under this method, the Company records an expense equal to the fair value of the options or warrants issued.  The fair value is computed using an options pricing model.

Basic and Diluted Loss Per Share

The Company computed basic and diluted loss per share amounts for November 30, 2009 under “Earnings per Share.”  There are no potentially dilutive shares outstanding; accordingly, dilutive and basic per share amounts are the same.

Fair Value of Financial Instruments

Under “Disclosures about Fair Value of Financial Instruments,” there are requirements for disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value.  For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation. The Company’s only financial instrument is cash. The fair value of cash approximates its carrying value due to the short maturities.

Comprehensive Loss

Under “Reporting Comprehensive Income”, standards are established for the reporting and display of comprehensive loss and its components in the financial statements.  As of November 30, 2009 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of January 16, 2007(inception)

through November 30, 2009

Income Taxes

Income taxes are recognized in accordance with "Accounting for Income Taxes" whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock". It provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  This statement is effective for fiscal years beginning after December 15, 2008.  The Company has no such instruments and does not anticipate any material impact to its consolidated financial position as a result of adoption.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The standard clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The standard requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  It requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  It requires retrospective application to the terms of instruments as they existed for all periods presented.  The standard is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted.  The Company

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of January 16, 2007(inception)

through November 30, 2009

currently has no convertible debt and does not expect that its adoption of “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” will have a material impact upon its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued, “Disclosure about Derivative Instruments and Hedging Activities.”  This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company has adopted this statement on January 1, 2009. The Company is currently evaluating the potential impact of “Disclosure about Derivative Instruments and Hedging Activities” on the Company’s consolidated financial statements.

Delay in Effective Date

In February 2008, the FASB issued “Effective Date of FASB Statement No. 157”. It delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued “Business Combinations”. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS “Business Combinations” is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, “Business Combinations” establishes principles and requirements for how the acquirer:

•

Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

•

Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

•

Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of January 16, 2007(inception)

through November 30, 2009

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company has no such acquisitions and does not anticipate that its adoption of “Business Combinations” will have on its consolidated results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date.  The Company is unable at this time to determine the effect that its adoption of “Noncontrolling Interests in Consolidated Financial Statements” will have on its consolidated results of operations and financial condition.

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

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of January 16, 2007(inception)

through November 30, 2009

On November 23, 2009, the Company’s directors authorized a (21-1) forward share split effective immediately.  This forward split increased the number of common stock outstanding from 7,866,666 to 165,199,986, and it decreased the common stock’s par value to $0.000047619. In order to have sufficient common stock shares for the forward split to take place, the company had to amend it articles of incorporation to increase the number of authorized common shares from 100,000,000 to 300,000,000.

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

We have paid the costs of Phase 1, of our proposed exploration program. However, we will require additional financing in order to proceed with any additional work beyond Phase I of our exploration program and to fund ongoing operations. We presently do not have any arrangements for additional financing for exploration work beyond Phase I of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase I of our exploration program.

A decision on proceeding beyond the planned Phase I explorations will be made by assessing whether the results of Phase I are sufficiently positive to enable us to obtain the financing we will need for us to continue through additional stages of the exploration program. This assessment will include an assessment of the market for financing of mineral exploration projects at the time of our assessment and an evaluation of our cash reserves after the completion of Phase I.  The decision whether or not to proceed will be based on the recommendations of our geological consultant. The decision of the consultant whether or not to recommend proceeding will be based on a number of factors, including his subjective judgment and will depend primarily on the results of the immediately preceding stage.

During this exploration stage, our president will only be devoting minimal hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work has been and will continue to be performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months; nor do we plan to make any purchases of equipment over the next twelve months due to reliance upon outside consultants to provide all equipment needed for the exploratory work being conducted.

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$16,500
Office Expenses	-
Mineral Property Exploration Expenses	$12,500
TOTAL	$28,500

Our total expenditures over the next twelve months are anticipated to be approximately $28,500. Our cash on hand as of November 30, 2009 is $296. We do not have sufficient cash on hand to pay the costs of Phase II of our proposed exploration program and to fund our operations for the next twelve months. We also require additional financing in order to proceed with any additional work beyond Phase II of our exploration program.

We presently do not have any arrangements for additional financing for exploration work beyond Phase II of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase II of our exploration program.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At November 30, 2009	At August 31, 2009
Current Assets	$296	$330
Current Liabilities	11,280	$8,130
Working Capital (Deficit)	$10,984	$7800

Cash Flows

	Three months Ended	Three months Ended
	November 30, 2009	November 30, 2008
Cash Flows from (used in) Operating Activities	$(3,184)	(4,314)
Cash Flows from (used in) Investing Activities
Cash Flows from (used in) Financing Activities	--
Net Increase (decrease) in Cash During Period	$(330)	(1,603)

The decline in our working capital surplus at November 30, 2009 from the period ended August 31, 2009 is reflective of the current state of our business development, primarily due to the increase in our professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the decrease in operating expenses associated with our continuing reporting obligations under the Securities and Exchange Act of 1934.

As of, November 30, 2009, we had cash on hand of $296 Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended August 31, 2009, that there is substantial doubt that we will be able to continue as a going concern.

Future Financings

We have incurred a net loss of $101,984 for the period from January 16, 2007 (inception) to November 30, 2009 and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at November 30, 2009 and for all periods presented in the attached financial statements, have been included. Interim results for the three month and three-month period ended November 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

RISKS AND UNCERTAINTIES

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern

We have incurred a net loss of $101,984 for the period from (inception) to November 30, 2009, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail

Our current operating funds have allowed us to complete Phase 1, of the proposed exploration program; however, they are insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of November 30, 2009, we had cash in the amount of $296.  We currently do not have any operations and we have no income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims. We require additional financing to complete and proceed with Phase II of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We may also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

REPORTS ON FORM 8-K

We did file Current Reports on Form 8-Kon November 23, 2009 for the fiscal quarter ended November 30, 2009. We have not filed any Current Reports on Form 8-K since November 30, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLOW CREEK ENTERPRISES, INC.

January 19, 2010	By:	/s/ Sidney Swick
SIDNEY SWICK
Chief Executive Officer, Chief Financial Officer President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)