Form 10-Q
period 2010-02-28
Willow Creek Enterprises Inc.
filed 2010-04-19
CIK 1415952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

 X  .  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

     .  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number: 000-52970

WILLOW CREEK ENTERPRISES, INC.

(Name of registrant as specified in its charter)

Delaware
(State of incorporation)	(I.R.S. Employer Identification No.)

6 Carmel Court, Sherwood Park

Alberta, Canada, T8A 5A4

(Address of principal executive offices)

780-416-7777

(Registrant’s telephone number)

with a copy to:

Carrillo Huettel, LLP

3033 Fifth Ave. Suite 201

San Diego, CA 92103

Telephone (619) 399-3090

Facsimile: (619) 399-0120

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   X  . Yes       .  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     . Yes   X  . No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

     .

Accelerated Filer

     .

Non-Accelerated Filer

     .

Smaller Reporting Company

 X  .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   X  . Yes       .    No

Issuer’s revenues for its most recent fiscal year: $Nil

As of February 28, 2010, there were 163,799,979 shares of the Registrant’s common stock issued and outstanding.

WILLOW CREEK ENTERPRISES, INC.*

TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)	3
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 3. ITEM 4T.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK CONTROLS AND PROCEDURES	17 17
PART II	OTHER INFORMATION
ITEM 1. ITEM 1.A.	LEGAL PROCEEDINGS RISK FACTORS	17 17
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	17
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17
ITEM 5.	OTHER INFORMATION	18
ITEM 6.	EXHIBITS	18

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Willow Creek" refers to Willow Creek Enterprises, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLOW CREEK ENTERPRISES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	February 28, 2010	August 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$-	$330

Total Current Assets	-	330

TOTAL ASSETS	$-	$330

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$36,241	$8,130

TOTAL CURRENT LIABILITIES	36,241	8,130

Commitments and contingencies

Stockholders’ (Deficit) Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 165,199,986 shares issued and outstanding	7,867	7,867
Additional paid in capital	83,133	83,133
Deficit accumulated during the exploration stage	(127,241)	(98,800)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(36,241)	(7,800)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$-	$330

WILLOW CREEK ENTERPRISES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended	For the three months ended	For the six months ended	For the six months ended	For the Period From January 16, 2007 (Inception) to
	February 28, 2010	February 28, 2009	February 28, 2010	February 28, 2009	February 28, 2010

Revenues	$-	$-	$-	$-	$-

Operating expenses:
Professional fees	22,935	4,210	25,935	7,920	59,726
General and administrative	2,322	483	2,506	1,087	67,515
Total operating expenses	25,257	4,693	28,441	9,007	127,241

Net loss before income taxes	(25,257)	(4,693)	(28,441)	(9,007)	(127,241)

Benefit for income taxes	-	-	-	-	-

Net loss	$(25,257)	$(4,693)	$(28,441)	$(9,007)	$(127,241)

Weighted average number of shares outstanding during the period - basic and diluted	165,199,986	165,199,986	165,199,986	165,199,986	165,199,986

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WILLOW CREEK ENTERPRISES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the six Months ended	For the six Months ended	For the Period From January 16, 2007 (Inception) to
	February 28, 2010	February 28, 2009	February 28, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,441)	$(9,007)	$(127,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued liabilities	28,111	(5,220)	36,241
Net cash used in operating activities	(330)	(14,227)	(91,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions of common stock	-	-	91,000
Net cash provided by financing activities	-	-	91,000

CHANGE IN CASH	(330)	(14,227)	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	330	17,319	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$3,092	$-

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of January 16, 2007(inception)

through February 28, 2010

NOTE 1 - NATURE OF OPERATIONS

Willow Creek Enterprises, Inc. (Company) was incorporated in the State of Delaware on January 16, 2007.  The Company was organized to explore mineral properties in British Columbia, Canada.

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of February 28, 2010, the Company had $0 in cash, a working capital deficit of $36,241, and stockholders’ equity deficit of $36,241 and accumulated net losses of $127,241 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

Interim Reporting

 While the information presented in the accompanying interim three and six months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the August 31, 2009 audited annual financial statements of Willow Creek Enterprises, Inc. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s audited August 31, 2009 annual financial statements.

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of January 16, 2007(inception)

through February 28, 2010

Operating results for the three and six months ended February 28, 2010 are not necessarily indicative of the results that can be expected for the year ended August 31, 2010.

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

The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the report on Form 10-K of Willow Creek Enterprises, Inc. for the year ended August 31, 2009. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended February 28, 2010 are not necessarily indicative of the results that August be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2009 included in the Company’s report on Form 10-K

Principles of Consolidation

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

through February 28, 2010

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

Start-up Expenses

The Company has adopted Statement of Position (SOP) No. 98-5 (SOP 98-5), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on January 16, 2007 to February 28, 2010.

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

through February 28, 2010

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

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in stockholders’ equity, if applicable.  There were no translation adjustments as of February 28, 2010.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the consolidated statements of operations.   There were no exchange gains or losses as of February 28, 2010.

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

through February 28, 2010

The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.  Under this method, the Company records an expense equal to the fair value of the options or warrants issued.  The fair value is computed using an options pricing model.

Basic and Diluted Loss Per Share

The Company computed basic and diluted loss per share amounts for February 28, 2010 pursuant to the SFAS No. 128, “Earnings per Share.”  (SFAS 128) There are no potentially dilutive shares outstanding; accordingly, dilutive and basic per share amounts are the same.

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

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” (SFAS 130) establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of February 28, 2010 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

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

through February 28, 2010

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

In January 2010, the FASB has published ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): - Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 clarifies improve disclosure requirement related to fair value measurements and disclosures – Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchase, sales, issuances, and settlement in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.  The adoption of this standard did not have an impact on the Company’s financial position and results of operations.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of January 16, 2007(inception)

through February 28, 2010

In June 2009, the Financial Accounting Standards Board issued Statement “FASB” issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

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

On February 23, 2010 the Company Completed a 21-1 forward split of the company’s issued and outstanding common shares, bringing the total of issued common shares to 165,199,986 from 7,866,666.

NOTE 6 - LOAN TO COMPANY

During the period ended February 28, 2010 the Company received loans in the amount of $12,400 from an employee of the company. The funds are non interest bearing and have no fixed date of repayment.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this Report are made as of the date of this Report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

Willow Creek Enterprises, Inc. was incorporated in the state of Delaware on January 16, 2007. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in one mineral claim known as the "Lori/Mamquam Property”, comprised of 1 claim situated in the Vancouver Mining District, British Columbia, Canada.

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

CURRENT BUSINESS OPERATIONS

We purchased the Lori/Mamquam Property in an arms-length transaction from Andrew Sostad of for a cash consideration of $6,000 pursuant to our purchase agreement dated August 28, 2007. We have completed Phase I of our exploration program of the Lori/Mamquam Property and we are currently assessing the feasibility of moving into Phase II of our exploration program.

RESULTS OF OPERATIONS

Working Capital

	At February 28, 2010	At August 31, 2009
Current Assets	$0	$330
Current Liabilities	$36,241	$8,130
Working Capital (Deficit)	$36,241	$7,800

Cash Flows

	Six months Ended	Sixe months Ended
	February 28, 2010	February 28, 2009
Cash Flows from (used in) Operating Activities	$(28,441)	$(9,007)
Cash Flows from (used in) Investing Activities
Cash Flows from (used in) Financing Activities	--
Net Increase (decrease) in Cash During Period	$(330)	$(14,227)

The decline in our working capital surplus at February 28, 2010 from the period ended August 31, 2009 is reflective of the current state of our business development, primarily due to the increase in our professional fees paid in connection with expenses associated with our continuing reporting obligations under the Securities and Exchange Act of 1934.

As of February 28, 2010, we had cash on hand of $0. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended August 31, 2009, that there is substantial doubt that we will be able to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2010, we had total assets of $0 consisting of cash.  At February 28, 2010, we had total current liabilities of $36,241, consisting of accounts payable of $36,241

During the six months ended February 28, 2010, we used cash of $28,441 in operations. During the three months ended February 28, 2010, we used $9,007 in operations.  During the six months ended February 28, 2010, net losses of $28,441were not adjusted for any non-cash items.  During the six months ended February 28, 2009, net losses of $9,007 were not adjusted for any non-cash items.

During the six months ended February 28, 2010 and 2009, we did not have any cash flows from investment activities.

During the six months ended February 28, 2010, we received $0 from our financing activities.  During the six months ended February 28, 2009, we received $0 from our financing activities

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

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

We have paid the costs of Phase I, of our proposed exploration program. However, we will require additional financing in order to proceed with any additional work beyond Phase I of our exploration program and to fund ongoing operations. We presently do not have any arrangements for additional financing for exploration work beyond Phase I of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase I of our exploration program.

A decision on proceeding into Phase II of our explorations will be made by assessing whether the results of Phase I are sufficiently positive to enable us to obtain the financing we will need to continue through additional stages of the exploration program. This assessment will include an assessment of the market for financing of mineral exploration projects and an evaluation of our cash reserves after the completion of Phase I.  The decision whether or not to proceed will be based on the recommendations of our geological consultant. The decision of the consultant whether or not to recommend proceeding will be based on a number of factors, including his subjective judgment and will depend primarily on the results of the immediately preceding stage.

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

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$16,500
Office Expenses	-
Mineral Property Exploration Expenses	$12,500
TOTAL	$29,000

Our total expenditures over the next twelve months are anticipated to be approximately $29,000. Our cash on hand as of February 28, 2010 is $0. We do not have sufficient cash on hand to pay the costs of Phase II of our proposed exploration program and to fund our operations for the next twelve months. We also require additional financing in order to proceed with any additional work beyond Phase I of our exploration program.

We presently do not have any arrangements for additional financing for exploration work beyond Phase I of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase I of our exploration program.

Future Financings

We have incurred a net loss of $127,241 for the period from January 16, 2007 (inception) to February 28, 2010 and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

We presently do not have any arrangements for additional financing for exploration work beyond Phase I of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase I of our exploration program.

Critical Accounting Policies

The financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at February 28, 2010 and for all periods presented in the attached financial statements, have been included. Interim results for the three month and three-month period ended February 28, 2010 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our consolidated financial statements for the year ended August 31, 2009.

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

Mineral Property Acquisition Payments and Exploration Costs

We record our interest in mineral properties at cost. We expense all costs incurred on mineral properties to which we have secured exploration rights, other than acquisition costs, prior to the establishment of proven and probable reserves. If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

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

For the Six months Ended February 28, 2010 compared to the Six months Ended February 28, 2009

We are an exploration stage and have no revenues to date.

We incurred operating expenses of $28,441 and $9,007 for the six month periods ended February 28, 2010 and 2009, respectively.  The increase of $19,434 is a result of the increase in professional fees and general and administrative expenses over the prior period.  The increase in our operating expenses for the six months ended February 28, 2010 was a result of increased administrative expenses and exploration activities in connection with our ongoing exploration efforts.

During the six months ended February 28, 2010, we recognized a net loss of $28,441 compared to a net loss of $9,007 for the six months ended February 28, 2009.  The increase was a result of the increase in operational expenses as discussed above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of February 28, 2010, due to the material weaknesses resulting from a lack of segregation of duties in our accounting department, and a limited corporate governance structure.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the three months ended February 28, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Issuance of Equity Securities in exchange for services:

None.

2.

Convertible Securities:

None.

3.

Outstanding Warrants:

None.

4.

Sales of Equity Securities for Cash:

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

We did file Current Reports on Form 8-K on March 8, 2010.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on November 15, 2007 as part of our Registration Statement on Form SB-2.
3.02	Bylaws	Filed with the SEC on November 15, 2007 as part of our Registration Statement on Form SB-2.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.02	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLOW CREEK ENTERPRISES, INC.

Dated: April 19, 2010	By: /s/ Sidney Swick
SIDNEY SWICK
Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer