Form 10-Q
period 2010-05-31
Willow Creek Enterprises Inc.
filed 2010-07-15
CIK 1415952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

[     ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number: 000-52970

WILLOW CREEK ENTERPRISES, INC.

(Name of registrant as specified in its charter)

Delaware	Applied for
(State of incorporation)	(I.R.S. Employer Identification No.)

6 Carmel Court, Sherwood Park

Alberta, Canada, T8A 5A4

(Address of principal executive offices)

780-416-7777

(Registrant’s telephone number)

with a copy to:

Carrillo Huettel, LLP

3033 Fifth Ave. Suite 201

San Diego, CA 92103

Telephone (619) 399-3090

Facsimile: (619) 399-0120

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

☐

Accelerated Filer

☐

Non-Accelerated Filer

☐

Smaller Reporting Company

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☐   No

Issuer’s revenues for its most recent fiscal year: $Nil

As of May 31, 2010, there were 165,199,986 shares of the Registrant’s common stock issued and outstanding.

WILLOW CREEK ENTERPRISES, INC.*

TABLE OF CONTENTS

PAGE
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. ITEM 4T.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK CONTROLS AND PROCEDURES
PART II	OTHER INFORMATION
ITEM 1. ITEM 1.A.	LEGAL PROCEEDINGS RISK FACTORS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Willow Creek" refers to Willow Creek Enterprises, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLOW CREEK ENTERPRISES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 31, 2010	August 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	-	$330

Total Current Assets	-	330

TOTAL ASSETS	-	$330

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	35,486	$8,130
Loans payable	17,255	-

Total current liabilities	52,741	8,130

TOTAL LIABILITIES	52,741	8,130

Commitments and contingencies

Stockholders’ (Deficit) Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 165,199,986 shares issued and outstanding	7,867	7,867
Additional paid in capital	83,133	83,133
Deficit accumulated during the exploration stage	(143,741)	(98,800)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(52,741)	(7,800)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	-	$330

WILLOW CREEK ENTERPRISES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended	For the Period From January 16, 2007 (Inception) to
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009	May 31, 2010

Revenues	$ -	$ -	$ -	$ -	$ -

Operating expenses:
Professional fees	16,500	2,500	42,435	10,420	76,226
General and administrative	-	32	2,506	1,119	67,515
Total operating expenses	16,500	2,532	44,941	11,539	143,741

Net loss before income taxes	(16,500)	(2,532)	(44,941)	(11,539)	(143,741)

Provision (Benefit) for income taxes	-	-	-	-	-

Net loss	$ (16,500)	$ (2,532)	$ (44,941)	$ (11,539)	$ (143,741)

Weighted average number of shares outstanding during the period – basic and diluted	165,199,986	165,199,986	165,199,986	165,199,986	165,199,986

Net loss per share - basic and diluted	(0)	(0)	(0)	(0)	(0)

WILLOW CREEK ENTERPRISES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine Months ended	For the nine Months ended	For the Period From January 16, 2007 (Inception) to
	May 31, 2010	May 31, 2009	May 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,941)	$(11,539)	$(143,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued liabilities	27,356	(2,720)	35,486
Net cash used in operating activities	(17,585)	(14,259)	(108,255)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions of common stock	-	-	91,000
Proceeds from loans payable	17,255	-	17,255
Net cash provided by financing activities	17,255	-	108,255

CHANGE IN CASH	(330)	(14,259)	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	330	17,319	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$3,060	$-

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of January 16, 2007(inception)

through May 31, 2010

NOTE 1 - NATURE OF OPERATIONS

Willow Creek Enterprises, Inc. (Company) was incorporated in the State of Delaware on January 16, 2007.  The Company was organized to explore mineral properties in British Columbia, Canada.

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of May 31, 2010, the Company had $0 in cash, a working capital deficit of $52,741, and stockholders’ equity deficit of $52,741 and accumulated net losses of $143,741 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

Interim Reporting

 While the information presented in the accompanying interim three and nine months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the August 31, 2009 audited annual financial statements of Willow Creek Enterprises, Inc. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s audited August 31, 2009 annual financial statements.

Operating results for the three and nine months ended May 31, 2010 are not necessarily indicative of the results that can be expected for the year ended August 31, 2010.

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of January 16, 2007(inception)

through May 31, 2010

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is an exploration stage company as defined by FASB ASC 915 “Accounting and Reporting by Development Stage Enterprises.”

The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the report on Form 10-K of Willow Creek Enterprises, Inc. for the year ended August 31, 2009. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended May 31, 2010 are not necessarily indicative of the results that August be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2009 included in the Company’s report on Form 10-K

Principles of Consolidation

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

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of January 16, 2007(inception)

through May 31, 2010

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in FASB ASC 360, "Accounting for the Impairment or Disposal of Long-lived Assets" The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

Start-up Expenses

The Company has adopted FASB ASC 720 "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on January 16, 2007 to May 31, 2010.

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

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (SEC) and in accordance with the FASB ASC 830 “Foreign Currency Matters.”

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in stockholders’ equity, if applicable.  There were no translation adjustments as of May 31, 2010.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the consolidated statements of operations.   There were no exchange gains or losses as of May 31, 2010.

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of January 16, 2007(inception)

through May 31, 2010

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Stock-Based Compensation

The Company accounts for stock options issued to employees in accordance with the provisions of FASB ASC 718, “Stock Compensation”.  As such, compensation cost is measured on the date of grant as the excess of current market price of the underlying stock over the exercise price.  Such compensation amounts are amortized over the respective vesting periods of the option grant.  The Company adopted the disclosure provisions of FASB ASC 718, “Accounting for Stock-Based Compensation,” and FASB ASC 718, which allows entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method has been applied.

The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of FASB ASC 718.  Under this method, the Company records an expense equal to the fair value of the options or warrants issued.  The fair value is computed using an options pricing model.

Basic and Diluted Loss Per Share

The Company computed basic and diluted loss per share amounts for May 31, 2010 pursuant to the FASB ASC 260, “Earnings per Share.”  There are no potentially dilutive shares outstanding; accordingly, dilutive and basic per share amounts are the same.

Fair Value of Financial Instruments

FASB ASC 820, “Disclosures about Fair Value of Financial Instruments,” (requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value.  For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation. The Company’s only financial instrument is cash. The fair value of cash approximates its carrying value due to the short maturities.

Comprehensive Loss

FASB ASC 220, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of May 31, 2010 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of January 16, 2007(inception)

through May 31, 2010

Income Taxes

Income taxes are recognized in accordance with FASB ASC 740 "Accounting for Income Taxes", whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

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

through May 31, 2010

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

NOTE 6 - LOANS PAYABLE

As of May 31, 2010, the Company had received loans in the amount of $17,255 from an unrelated third party. The funds are non interest bearing, unsecured, and do not have any specific repayment terms.

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

RESULTS OF OPERATIONS

Working Capital

	At May 31, 2010	At August 31, 2009
Current Assets	$-	$330
Current Liabilities	$52,741	$8,130
Working Capital (Deficit)	$(52,741)	$(7,800)

Cash Flows

	nine months Ended	nine months Ended
	May 31, 2010	May 31, 2009
Cash Flows from (used in) Operating Activities	$(17,585)	$(14,259)
Cash Flows from (used in) Investing Activities
Cash Flows from (used in) Financing Activities	$17,255	-
Net Increase (decrease) in Cash During Period	$(330)	$(14,259)

The decline in our working capital surplus at May 31, 2010 from the period ended August 31, 2009 is reflective of the current state of our business development, primarily due to the increase in our professional fees paid in connection with expenses associated with our continuing reporting obligations under the Securities and Exchange Act of 1934.

As of May 31, 2010, we had cash on hand of $0. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended August 31, 2009, that there is substantial doubt that we will be able to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2010, we had $0 total assets of consisting of $0cash.  At May 31, 2010, we had total current liabilities of $52,741, consisting of accounts payable of $35,486 and loans payable of 17,255.

During the nine months ended May 31, 2010, we used cash of $42,941 in operations. During the three months ended May 31, 2010, we used $16,500 in operations.  During the nine months ended May 31, 2010, net losses of $44,941 were not adjusted for any non-cash items.  During the nine months ended May 31, 2009, net losses of $11,539 were not adjusted for any non-cash items.

During the nine months ended May 31, 2010 and 2009, we did not have any cash flows from investment activities.

During the nine months ended May 31, 2010, we received $17,255 from our financing activities.  During the nine months ended May 31, 2009 we received $0 from our financing activities

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

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

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$20,850
Office Expenses	-
Mineral Property Exploration Expenses	$35,000
TOTAL	$50,850

Our total expenditures over the next twelve months are anticipated to be approximately $50,850. Our cash on hand as of May 31, 2010 is $0. We do not have sufficient cash on hand to pay the costs of Phase II of our proposed exploration program and to fund our operations for the next twelve months. We also require additional financing in order to proceed with any additional work beyond Phase I of our exploration program.

We presently do not have any arrangements for additional financing for exploration work beyond Phase I of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase I of our exploration program.

Future Financings

We have incurred a net loss of $143,741 for the period from January 16, 2007 (inception) to May 31, 2010 and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

We presently do not have any arrangements for additional financing for exploration work beyond Phase I of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase I of our exploration program.

Critical Accounting Policies

The financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at May 31, 2010 and for all periods presented in the attached financial statements, have been included. Interim results for the three month and three-month period ended May 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

For the Six months Ended May 31, 2010 compared to the Six months Ended February 28, 2009

We are an exploration stage and have no revenues to date.

We incurred operating expenses of $44,941 and $11,539 for the nine month periods ended May 31, 2010 and 2009, respectively.  The increase of $33,402 is a result of the increase in professional fees and general and administrative expenses over the prior period.  The increase in our operating expenses for the nine months ended May 31, 2010 was a result of increased administrative expenses and exploration activities in connection with our ongoing exploration efforts.

During the nine months ended May 31, 2010, we recognized a net loss of $44,941 compared to a net loss of $11,539 for the nine months ended May 31, 2009.  The increase was a result of the increase in operational expenses as discussed above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of May 31, 2010, due to the material weaknesses resulting from a lack of segregation of duties in our accounting department, and a limited corporate governance structure.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the three months ended May 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WILLOW CREEK ENTERPRISES, INC.

Dated July 15, 2010	By: /s/ Sidney Swick
SIDNEY SWICK
Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer