Form 10-K
period 2010-08-31
Willow Creek Enterprises Inc.
filed 2010-12-13
CIK 1415952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

 X .     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2010

     .     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________  to ______

WILLOW CREEK ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Delaware	000-52970	27-3231761
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

7251 W. Lake Mead Blvd., Suite 300 Las Vegas, Nevada 89128
(Address of principal executive offices)

(702) 562-4373
(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      . No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $NIL based upon the price $0.00 at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and ten percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “WLOC.OB.”

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

As of December 9, 2010 there were 67,199,986 shares of common stock issued and outstanding.

WILLOW CREEK ENTERPRISES, INC.

NOTE REGARDING FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS

OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward looking statements, among others, sometimes have affected, and in the future could affect our actual results and could cause our actual consolidated results during the period covered by the report, and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company,” “WLOC,” “we,” “us” and “our” are references to Willow Creek Enterprises, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1. BUSINESS

Description of Business and Plan of Operation

Willow Creek Enterprises, Inc. was incorporated in the state of Delaware on January 16, 2007, as an exploration company engaged in the acquisition and exploration of mineral properties.

On August 28, 2007, we acquired a 100% undivided interest in a mineral claim known as the Lori/Mamquam Property (the “Lori/Mamquam Property”) from Andrew Sostad pursuant to a purchase agreement for cash consideration of $6,000. The Lori/Mamquam Property claim is situated in the Vancouver Mining District, British Columbia, Canada.

On October 9, 2010, the Company entered into a Minerals Lease and Agreement (the “Dolly Varden Agreement") with MinQuest, Inc., a Nevada S Corporation ("MinQuest"). Pursuant to the Dolly Varden Agreement, the Company has the right to conduct mineral exploration activities on and in unpatented mining claims collectively known as Dolly Varden South (the “Dolly Varden Property”), situated in Elko County, Nevada for a term of twenty (20) years (the “Term”), with the right to renew. As consideration, the Company paid ten thousand dollars ($10,000) upon execution of the Dolly Varden Agreement, and shall pay ten thousand dollars ($10,000) annually for the remainder of the Term, and any extensions. Additionally, pursuant to the Dolly Varden Agreement, the Company shall be granted the subsequent right to participate in the development of minerals from the Dolly Varden Property subject to the terms and conditions of the Dolly Varden Agreement.

On November 17, 2010, the Company entered into a Minerals Lease and Agreement (the “Agreement") with MinQuest, Inc., a Nevada corporation ("MinQuest") whereby the Company acquired the right to conduct mineral exploration activities for a term of seven (7) years on various unpatented mining claims situated in Lyon County, Nevada collectively known as the Hercules Property As consideration for the leased mineral rights the Company shall pay an aggregate of $290,000 over the term of the lease and shall provide $3,500,000 in work commitments over the term of the Agreement. Additionally, MinQuest is entitled to receive a 3% royalty from all mineral production derived from the exploration and development of the Hercules Property.

Our plan of operation is to conduct mineral exploration activities on the Lori/Mamquam Property, Dolly Varden Property, and Hercules Property in order to assess whether they possess commercially exploitable mineral deposits. We are presently in the exploration stage of our business and we can provide no assurance that commercially viable mineral deposits exist on our mineral claims or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. Further exploration is required before a final evaluation as to the economic and legal feasibility is required to determine whether our mineral claims possess commercially exploitable mineral deposits. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claims.

We have completed Phase I of our exploration program of the Lori/Mamquam Property and are currently assessing the feasibility of moving into Phase II of our exploration program. A decision regarding proceeding into Phase II of our explorations on the Lori/Mamquam Property will be made by assessing whether the results of Phase I are sufficiently positive to enable us to obtain the financing that we will need to continue through additional stages of the exploration program. This assessment will include an assessment of the market for financing of mineral exploration projects and an evaluation of our cash reserves after the completion of Phase I. The decision whether or not to proceed will be based on the recommendations of our geological consultant. The decision of the consultant whether or not to recommend proceeding with our exploration program will be based on a number of factors, including his subjective judgment, and will depend primarily on the results of the immediately preceding stage. As of the date of filing this annual report, we have not yet commenced mineral exploration activities on the Dolly Varden Property or Hercules Property.

During our exploration program of the Lori/Mamquam Property, Dolly Varden Property, and Hercules Property, our president will devote minimal hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work has been and will continue to be performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months. We do not plan to make any purchases of equipment over the next twelve months due to reliance upon outside consultants to provide all equipment needed for the exploratory work being conducted.

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$20,850
Office Expenses	-
Mineral Property Exploration Expenses	35,000
TOTAL	$50,850

Our total expenditures over the next twelve months are anticipated to be approximately $50,850. Our cash on hand as of August 31, 2010 is $0. We do not have sufficient cash on hand to pay the costs of Phase II of the Lori/Mamquam Property and to fund our operations for the next twelve months. We also require additional financing in order to commence the exploration of the Dolly Varden Property and Hercules Property.

Corporate Developments

On February 23, 2010, a twenty one-for-one forward split in our common stock was made effective. We amended our Articles of Incorporation to increase the authorized Capital of the company from 100,000,000 to 300,000,000. The common stock addressed herein reflects the post-forward split amounts.

On September 21, 2010, the Company announced that it is in the process of completing a non-brokered private placement, subject to market and other conditions, of $500,000 (the “Private Placement”). The Private Placement consists of 40 Units (each a “Unit”) offered at $12,500 per Unit, with each Unit being comprised of 25,000 shares of the Company's common stock and a Common Stock Purchase Warrant (the “2010 Warrant”) for the purchase of up to 12,500 shares of the Company’s Common Stock at $0.75 per share. The Private Placement agreements contain standard representations, warranties and affirmative and negative covenants. The 2010 Warrant is exercisable for an aggregate of 12,500 shares of Common Stock at an exercise price of $0.75 per share for three (3) years from date of issue.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Competition

We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Offices

Our offices are currently located at 7251 W. Lake Mead Blvd., Suite 300, Las Vegas, Nevada 89128 and our telephone number is (702) 562-4373. We currently have a year contract for this space and we lease the space for $249 per month. As of the date of this filing, we have not sought to move or change our office site.

Employees; Identification of Certain Significant Employees

Currently, Terry Fields, our chief executive officer and director devotes approximately 15-20 hours a week of his time to our operations. We currently have no other employees, other than Mr. Fields. We also frequently use third party consultants to assist in the completion of various projects. Third parties are instrumental to keep the development of projects on time and on budget.

Government Regulation

If we decide to continue with the acquisition and exploration of mineral properties, we will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals. All mineral exploration activities carried out on a mineral claim or mining lease must be done in compliance within the jurisdiction’s Bureau of Mines. This applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. It outlines the powers of the Chief Inspector of Mines to inspect mines, the procedures for obtaining permits to commence work in, on or about a mine and other procedures to be observed at a mine.

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

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.W., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We recently acquired the sole and exclusive mining and exploitation rights to the Dolly Varden South Gold Property in Elko County, Nevada, which consists of Twenty Two (22) unpatented claims with 19 of the claims covering approximately 380 acres of contiguous land holdings, for a term of twenty years, with the right to renew such term, pursuant to the Dolly Varden Agreement.

Our offices are currently located at 7251 W. Lake Mead Blvd., Suite 300, Las Vegas, Nevada 89128 and our telephone number is (702) 562-4373. We currently have a year contract for this space and we lease the space for $249 per month. As of the date of this filing, we have not sought to move or change our office site.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since April 3, 2008. Thereafter, beginning on June 14, 2010, we began trading under our current symbol of “WLOC.OB”. Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the period indicated.

2010 Fiscal Year	High Bid	Low Bid
Fourth Quarter: 6/1/10 to 8/31/10	$1.03	$0.03

Reports to Security Holders

We are a reporting company pursuant to the Securities and Exchange Act of 1934. As such, we provide an annual report to our security holders, which will include audited financial statements, and quarterly reports, which will contain unaudited financial statements.

Record Holders

As of December 9, 2010, an aggregate of 67,199,986 shares of our common stock were issued and outstanding and were held by approximately 28 holders of record, based on information provided by our transfer agent.

Dividends

We issued dividends to our shareholders of record in connection with the Company’s forward stock split effective as of February 23, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

We did not make any unregistered sales of equity securities during the applicable period, except as otherwise previously disclosed.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Working Capital

	August 31, 2010	August 31, 2009
Current Assets	$0	$330
Current Liabilities	$66,666	$8,130
Working Capital Deficit	$(66,666)	$(7,800)

Cash Flows

	Year Ended	Year Ended
	August 31, 2010	August 31, 2009
Cash Flows from (used in) Operating Activities	$(21,965)	$(16,989)
Cash Flows from (used in) Financing Activities	$(21,635)	$0
Net Increase (decrease) in Cash During Period	$330	$(16,989)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the year ended August 31, 2010 was $1,458,866 compared with $17,399 for the year ended August 31, 2009. The increase in operating expenditures was attributed to higher amounts of professional fees relating to the Company’s filings and the issuance of 2,000,000 common shares to the Company’s President.

Net loss for the year ended August 31, 2010 was $1,458,866 compared with $17,399 for the year ended August 31, 2009. The overall increase in net loss of $1,441,467 was attributed to $1,400,000 of a share issuance to the Company’s President, and $41,167 increase in net loss was attributed to professional services incurred with the Company’s SEC filings including accounting, audit, and legal services.

Liquidity and Capital Resources

As at August 31, 2010, the Company’s cash balance was $0 compared to $330 as at August 31, 2009 and its total assets were $0 compared with $330 as at August 31, 2009. The decrease in total assets is attributed to bank charges and accounting fees.

As at August 31, 2010, the Company had total liabilities of $66,666 compared with total liabilities of $8,130 as at August 31, 2009. The increase in total liabilities was attributed to increases in accounts payable and accrued liabilities of $39,901as the Company did not have sufficient cash flow to settle obligations. The increase was partially offset by loans to the company of $21,635.

As at August 31, 2010, the Company had a working capital deficit of $66,666 compared with a working capital deficit of $7,800 as at August 31, 2009. The increase in working capital deficit was attributed to the increase in accounts payable and accrued liabilities of 39,091 due to the lack of sufficient cash flow to pay its obligations the increase was partially offset by loans to the company of $21,635.

Cashflow from Operating Activities

During the year ended August 31, 2010, the Company used $21,965 of cash for operating activities compared to the use of $16,989 of cash for operating activities during the year ended August 31, 2009. The increase in cashflows used for operating activities is attributed to the fact that the Company received $21,635 of financing from notes payable, of which the majority was used to settle outstanding obligations of the Company.

Cashflow from Investing Activities

During the years ended August 31, 2010 and 2009, the Company did not have any cash transactions related to investing activities.

Cashflow from Financing Activities

During the year ended August 31, 2010, the Company received $21,635 of cash from financing activities compared to $0 for the year ended August 31, 2009. The increase in cashflows provided from financing activities is based on the fact that the Company received $21,635 of financing from a third-party and $0 from related parties to settle outstanding obligations of the Company during the day-to-day operations as compared to $0 in 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

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

Recent Accounting Pronouncements

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WILLOW CREEK ENTERPRISES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

For the years ended  and 2009 and the period of January 16, 2007

(inception) through August 31, 2010

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders

of Willow Creek Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Willow Creek (an Exploration Stage) as of August 31, 2010 and 2009, and the related statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years ended August 31, 2010 and 2009 and from the period of (inception) January 16, 2007 to August 31, 2010. Willow Creek Enterprises, Inc’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willow Creek Enterprises, Inc as of August 31, 2010 and 2009, and the results of its operations and its cash flows August 31, 2010 and 2009 and from the period of (inception) January 16, 2007 to August 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jewett, Schwartz, Wolfe & Associates

/s/Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

December 3, 2010

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	August 31, 2010	August 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$-	$330

Total Current Assets	-	330

TOTAL ASSETS	$-	$330

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable & accrued liabilities	$45,031	$8,130
Loans payable	21,635	-
TOTAL CURRENT LIABILITIES	66,666	8,130

Commitments and contingencies

Stockholders’ (Deficit) Equity :
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 167,199,986 shares issued and outstanding	167,200	165,200
Additional paid in capital	1,323,800	(74,200)
Deficit accumulated during the exploration stage	(1,557,666)	(98,800)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(66,666)	(7,800)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$-	$330

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

and for the period from January 16 , 2007 (Inception) to

August 31, 2010

	For the Year Ended	For the Year Ended	For the Period From January 16, 2007 (Inception) to
	August 31, 2010	August 31, 2009	August 31, 2010

Revenues	$-	$-	$-

Operating expenses:
Professional fees	1,436,710	11,050	1,470,501
General and administrative	22,156	6,349	87,165
Total operating expenses	1,458,866	17,399	1,557,666

Net loss before income taxes	(1,458,866)	(17,399)	(1,557,666)

Benefit for income taxes	-	-	-

Net loss	$(1,458,866)	$(17,399)	$(1,557,666)

Weighted average number of shares outstanding during the period - basic and diluted	165,315,054	165,199,986	167,199,986

Net loss per share - basic and diluted	$(0)	$(0)	$(0)

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

and for the period from January 16 , 2007 (Inception) to August 31, 2010

	Preferred Stock 10,000,000 shares authorized		Common Stock 300,000,000 shares authorized		Additional Paid-In Capital	Accumulated Deficit During Exploration Stage	Total
	Shares Issued	Par Value $.001 per share	Shares Issued	Par Value $.001 per share

BALANCE, JANUARY 16, 2007 (Inception)	-	$-	-	$-	$-	$-	$-

Common stock issued to company president	-	-	105,000,000	105,000	-	-	5,000

Common stock issued to non affiliate shareholders	-	-	60,199,986	60,200	(74,200)	-	86,000

Net loss	-	-	-	-	-	(14,085)	(14,085)
BALANCE, AUGUST 31, 2007	-	$-	165,199,986	$165,200	$(74,200)	$(14,085)	$76,915

Net loss	-	-	-	-	-	(67,316)	(67,316)
BALANCE, AUGUST 31, 2008	-	$-	165,199,986	$165,200	$(74,200)	$(81,401)	$9,599

Net loss	-	-	-	-	-	(17,399)	(17,399)
BALANCE, AUGUST 31, 2009	-	$-	165,199,986	$165,200	$(74,200)	$(98,800)	$(7,800)
						-	-
Common stock issued to company president August 10, 2010	-	-	2,000,000	2,000	1,398,000	-	1,400,000

Net Loss	-	-	-	-	-	(1,458,866)	(1,458,866)
BALANCE, AUGUST 31, 2010	-	$-	167,199,986	$167,200	$1,323,800	$(1,557,666)	$(66,666)

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

and for the period from January 16 , 2007 (Inception) to August 31, 2010

	For the year ended	For the year ended	For the Period From January 16, 2007 (Inception) to
	August 31, 2010	August 31, 2009	August 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,458,866)	$(17,399)	$(1,557,666)
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Changes in current assets and liabilities:
Issuance of common stock for services rendered	1,400,000		1,400,000
Accounts payable & accrued liabilities	36,901	410	45,031
Net cash used in operating activities	(21,965)	(16,989)	(112,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions of common stock		-	91,000
Proceeds from loans payable	21,635	-	21,635
Net cash provided by financing activities	21,635		112,635
CHANGE IN CASH	(330)	(16,989)
			-
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	330	17,319	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$330	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-
SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock for services rendered	$1,400,000	$-	$-

WILLOW CREEK ENTERPRISES INC

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of January 16, 2007(inception)

through August 31, 2010

NOTE 1 - NATURE OF OPERATIONS

Willow Creek Enterprises Inc (Company) was incorporated in the State of Delaware on January 16, 2007. The Company was organized to explore mineral properties in British Columbia, Canada.

NOTE 2 – GOING CONCERN

These consolidated financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of August 31, 2010, the Company had $0 in cash, working capital deficit of $66,666, and stockholders’ deficit of $66,666 and accumulated net losses of $1,557,666 since inception. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

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

WILLOW CREEK ENTERPRISES INC

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of January 16, 2007(inception)

through August 31, 2010

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

Start-up Expenses

The Company has adopted Statement of Position (SOP) No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on January 16, 2007 to August 31, 2010.

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

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in stockholders’ (deficit) equity, if applicable. There were no translation adjustments as of August 31, 2010.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. If applicable, exchange gains and losses are included in other items on the consolidated statements of operations. There were no exchange gains or losses as of August 31, 2010.

Basic and Diluted Loss Per Share

The Company computed basic and diluted loss per share amounts for  pursuant to the ASC 260 “Earnings per Share.” There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

WILLOW CREEK ENTERPRISES INC

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of January 16, 2007(inception)

through August 31, 2010

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 (ASU No. 2010-21) “Accounting for Technical Amendments to Various SEC Rules and Schedules” and No. 2010-22 (ASU No. 2010-22) “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”. ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance. The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may affect any future stock distributions

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirements that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance and has been adopted by the Company.

WILLOW CREEK ENTERPRISES INC

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of January 16, 2007(inception)

through August 31, 2010

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In January 2010, the FASB has published ASU 2010-02 “Consolidation (Topic 810)- Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification,” as codified in ASC 810, “Consolidation.” ASU No. 2010-02 applies retrospectively to April 1, 2009, our adoption date for ASC 810-10-65-1 as previously discussed in this financial note. This ASU clarifies the applicable scope of ASC 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The ASU also requires expanded disclosures. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may affect future divestitures of subsidiaries or groups of assets within its scope.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 applicable to FASB ASC 820-10, Improving Disclosures about Fair Value Measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3).

Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance is effective for interim and annual periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this standard did not impact the Company’s consolidated results of operations, cash flows or financial positions.

Other ASUs not effective until after August 31, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 4 – MINERAL LEASES AND CLAIMS

On August 28, 2007, the Company acquired a 100% interest in numerous claims known as the Lori Mamquam Property and is located in the Vancouver Mining Division, British Columbia. The claims were purchased for $6,000 cash and have been included in general and administrative expenses.

NOTE 5 – STOCKHOLDERS’ EQUITY

Between January 16, 2007 and August 31, 2007 the company received one subscription from the company’s sole officer and director totaling a cash proceeds of $5,000 and the issuance of 105,000,000 common shares.

Between January 16, 2007 and August 31, 2007 the company received subscriptions from 45 non affiliate shareholders, totaling cash proceeds of $86,000 and the issuance of 60,199,986 common shares.

On February 23, 2010 the Company completed a 21-1 forward split of the company’s issued and outstanding common shares, bringing the total of issued common shares to 165,199,986 from 7,866,666.

On August 10, 2010 the Company Issued 2,000,000 shares of restricted common stock to the Company’s new incoming President there was no cash consideration paid for these shares and have been valued at $0.70 the trading value on the day the agreement was entered at $1,400,000.

NOTE 6 - LOANS PAYABLE

As of August 31, 2010, the Company had received loans in the amount of $21,635 from an unrelated third party. The funds are non interest bearing, unsecured, and do not have any specific repayment terms.

WILLOW CREEK ENTERPRISES INC

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of January 16, 2007(inception)

through August 31, 2010

NOTE 7- INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended August 31, 2010 and 2009 consist of the following:

	December 31,
	2010	2009
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$494,424	$5,897
State	131,429	1,567
	625,853	7,464
Valuation allowance	(625,853)	(7,464)
Provision benefit for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2010	2009
Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	8.9%	8.9%
Valuation allowance	(42.9%)	(42.9%)

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,
	2010	2009
Net operating loss carryforward	$1,557,666	$17,399
Valuation allowance	(1,557,666)	(17,399)
Deferred income tax asset	$-	$-

The Company has a net operating loss carryforward of approximately $1,557,666 available to offset future taxable income through 2020.

WILLOW CREEK ENTERPRISES INC

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of January 16, 2007(inception)

through August 31, 2010

NOTE 8- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive. As of August 31, 2010, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future. The information related to basic and diluted earnings per share is as follows

	Ended August 31,
	2010	2009
Numerator:
Continuing operations:
Income from continuing operations	$(1,458,866)	$(17,399)
Effect of dilutive convertible debt	--	--
Total	$(1,458,866)	$(17,399)
Discontinued operations
Loss from discontinued operations	--	--
Net income (loss)	$(1,458,866)	$(17,399)
Denominator:
Weighted average number of shares outstanding – basic and diluted	167,199,986	165,199,986

NOTE 9- SUBSEQUENT EVENTS

During the year ended August 31, 2010 the Company evaluated the potential of any subsequent events and determined that the following events occurred subsequent to August 31, 2010

On November 17, 2010, the Company entered into a Minerals Lease and Agreement (the “Agreement") with MinQuest, Inc., a Nevada corporation ("MinQuest") whereby the Company acquired the right to conduct mineral exploration activities for a term of seven (7) years on various unpatented mining claims situated in Lyon County, Nevada collectively known as the Hercules Property As consideration for the leased mineral rights the Company shall pay an aggregate of $290,000 over the term of the lease and shall provide $3,500,000 in work commitments over the term of the Agreement. Additionally, MinQuest is entitled to receive a 3% royalty from all mineral production derived from the exploration and development of the Hercules Property.

On September 21, 2010, Willow Creek Enterprises, Inc., a Delaware corporation , (the Company”) announced that it is in the process of completing a non-broker private placement, subject to market and other conditions, of $500,000 (the “Private Placement”). The Private Placement consists of 40 Units (“each unit”) offered at $12,500 per unit, with each Unit being comprised of 25,000 shares of the company’s common stock and common stock purchase warrant(for “2010 warrant”) for the purchase of 12,500 shares of the company’s common stock at $0.75 per share. The Private Placement agreements contain standard representations, and warranties and affirmative and negative covenants.

On October 9, 2010, the Company entered into that certain Minerals Lease and Agreement (the “Agreement") with MinQuest, Inc., a Nevada S Corporation ("MinQuest"), giving the Company the right to conduct mineral exploration activities on and in unpatented mining claims collectively known as Dolly Varden South (the“Property”), situated in Elko County, Nevada for a term of twenty (20) years (the “Term”) with the right to renew. As consideration, the Company shall pay ten thousand dollars ($10,000) upon execution of the Agreement, and an annual payment of ten thousand dollars ($10,000) for the remainder of the Term. Additionally, pursuant to the Agreement, the Company shall be granted the subsequent right to participate in the development of minerals from the Property subject to the terms and conditions of this Agreement.

On October 22, 2010 the Company retired a total of 100,000,000 common restricted shares owned by the Company’s former president.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of August 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of August 31, 2010, due to the material weaknesses resulting from not having an Audit Committee or a financial expert on our Board of Directors and our failure to maintain appropriate cash controls.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2010.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes In Internal Control and Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of directors and executive officers

The following table sets forth the names and ages of our current directors and executive officers. Our Board of Directors appoints our executive officers who hold office until removed by the Board. Our directors are appointed by the Board to hold office for a term of one year until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors.

Name	Age	Position
Terry Fields	67	Director, Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer
Larry Eastland	66	Director

The board of directors has no nominating, audit or compensation committee at this time.

Background and Business Experience

Mr. Terry Fields: Mr. Fields received a B.S. degree from the University of California in Los Angeles in 1965, and a Juris Doctor degree from Loyola University School of Law in Los Angeles in 1968. Mr. Fields was admitted to the California State Bar in 1969 and thereafter has been practicing law for over forty years. He engaged in trial law for fifteen years, subsequently engaging in Business and Corporate Law with emphasis on finance both domestic and international while living in Europe from 1995 to 2000. Mr. Fields brings director and officer experience since 1985, as he has been and is currently the President and Director of ten public companies in the United States and Canada, mostly in the resource area. He was President of High Desert Mineral Resources from 1985 until 2000 when it was sold to Royal Gold Corporation for over $25 million. At present, Mr. Fields is a Director on the Board of Meadow Bay Capital Corp. (MAY-V), and President and Director of First Pursuit Ventures Ltd. (FPV -V) and Daulton Capital Corp. (DUCP), and maintains his law firm in Santa Monica, CA.

Mr. Larry Eastland: Mr. Eastland is a businessman with an array of political and professional experience and achievements. Working as a staff assistant and consultant to Nixon, Ford, Reagan, and others in the White House, he broadened his political experience and was an instructor in political science from 1978 to 1992. He has held a variety of volunteer positions as a member of the board of directors of several committees and political councils. Since 1980, Mr. Eastland has been Chairman of the Board of Directors of LEA Capital Advisors, Inc., an international business and investment advisory group specializing in taking private companies public with various offices worldwide.

Identification of Significant Employees

We have no significant employees.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended August 31, 2010, Forms 5 and any amendments thereto furnished to us with respect to the year ended August 31, 2010, and the representations made by the reporting persons to us, we believe that during the year ended August 31, 2010, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Audit Committee and Audit Committee Financial Expert

The Company intends to establish an audit committee of the board of directors, which will consist of soon-to-be-nominated independent directors. The audit committee’s duties would be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer, respectively. A written copy of the Code is available on written request to the Company.

Involvement in Certain Legal Proceedings

During the last five years no director, executive officer, promoter or control person of the Company has had or has been subject to:

(1)

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)

any conviction in a criminal proceeding or being subject to a pending criminal proceeding;

(3)

any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

being found by a court of competent jurisdiction, the Commission or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

ITEM 11.

EXECUTIVE COMPENSATION

Compensation of Officers

A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and other executives for the most recent three years through December 9, 2010, is as follows:

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Other Incentive Compensation	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Terry Fields (1) Chief Executive Officer and President	2010 2009 2008	$3,000 - -	0 - -	1,400,000(2) - -	0 - -	0 - -	0 - -	0 - -	$1,403.000 - -
Sidney Swick (3)	2010 2009 2008	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

(1)

On August 9, 2010, Mr. Terry Fields entered into an Employment Agreement with the Company, which provides that Mr. Fields shall serve as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director for an initial term of one year. In exchange, Mr. Fields received a one-time fully-paid issuance of two million (2,000,000) shares of the Company’s common stock and receives a monthly salary of $3,000 per month.

(2)

This dollar estimate is based on the grant date aggregate fair value at the close of business in accordance with FASB ASC Topic 718.

(3)

On August 9, 2010, Mr. Sidney Swick resigned from all positions with the Registrant, including Chief Executive Officer/President, Chief Financial Officer/Treasurer, Secretary and Director. During his time as officer of the Company, Mr. Swick received no compensation.

Retirement, Resignation or Termination Plans

We sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our company or as a result of a change in the responsibilities of an executive following a change in control of our company.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

There were no common share purchase options, stock awards or equity incentive plan awards held by our named executive officers that were outstanding as of August 31, 2010.

Option Exercises and Stock Vested

There were no options exercised or stock vested during the year ended August 31, 2010.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

Compensation of Directors

Our directors who are also our employees receive no extra compensation for their service on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of August 31, 2010: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of August 31, 2010 there were 167,799,979 shares of our common stock outstanding:

	Common Stock
Name and Address of Beneficial Owner	Beneficial Ownership (1)	Percent of Class(1)

Directors and Named Executive Officers
Terry Fields (2)	2,000,000	1.21%
Larry Eastland	0	-
Sidney Swick (3)	105,000,000	63.32%
Officers and Directors as a Group	107,000,000	64.53%

The address of the referenced individual is c/o Willow Creek Enterprises, Inc., 7251 W. Lake Mead Blvd., Suite 300, Las Vegas, Nevada 89128.

1.

Applicable percentage of ownership is based on 167,799,979 shares of common stock outstanding on August 31, 2010. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of August 31, 2010 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of August 31, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote.

2.

Terry Fields received 2,000,000 shares of the Company’s common stock pursuant to an Employment Agreement executed on August 9, 2010. Mr. Fields received a transfer of 5,000,000 shares from Sidney Swick on or about October 21, 2010.

3.	Sidney Swick resigned on August 9, 2010. On October 22, 2010, the Company and Mr. Swick agreed to retire a total of 100,000,000 restricted common shares owned by Mr. Swick.

Changes in Control

We know of no plans or arrangements that will result in a change of control at our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Director Independence

Our Board of Directors uses the following criteria to determine whether a Director is independent: (1) the independence requirements of the NASDAQ Stock Market; (2) a “non-employee director” within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the “1934 Act”); and (3) an “outside director” under the regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Related Party Transactions

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	Fiscal year ended August 31, 2010	Fiscal year ended August 31, 2009
Audit Fees	$7,500	$7,500
Audit Related Fees	$9,000	$9,000
Tax Fees	$0	$0
All Other Fees	$880	$880
TOTAL	$17,380	$17,380

Audit Fees

During the fiscal year ended August 31, 2010, we incurred approximately $16,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended August 31, 2010.

During the fiscal year ended August 31, 2009, we incurred approximately $16,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended August 31, 2009.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended August 31, 2010 and 2009 for related services by management’s accountant in conjunction with preparing financial statements that are reasonably related to the performance of the audit or review of our financial statements was $880.

Tax Fees

The aggregate fees billed during the fiscal year ended August 31, 2010 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $0

All Other Fees

The aggregate fees billed during the fiscal year ended August 31, 2010 for products and services provided by our principal independent accountants was $7,500.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on November 15, 2007 as part of our Registration Statement on Form SB-2.
3.02	Bylaws	Filed with the SEC on November 15, 2007 as part of our Registration Statement on Form SB-2.
10.01	Purchase Agreement between Willow Creek Enterprises, Inc. and Andrew Sostad dated August 28, 2007	Filed with the SEC on November 15, 2007 as part of our Registration Statement on Form SB-2.
10.02	Employment Agreement between Willow Creek Enterprises, Inc. and Terry Fields dated August 9, 2010	Filed with the SEC on August 16, 2010 as part of our Current Report on Form 8-K.
10.03	Form of Securities Purchase Agreement	Filed with the SEC on September 22, 2010 as part of our Current Report on Form 8-K.
10.04	Form of Common Stock Purchase Warrant	Filed with the SEC on September 22, 2010 as part of our Current Report on Form 8-K.
10.05	Minerals Lease and Agreement between Willow Creek Enterprises, Inc. and MinQuest, Inc. dated October 9, 2010	Filed with the SEC on October 21, 2010 as part of our Amended Current Report on Form 8-K.
10.06	Minerals Lease and Agreement between Willow Creek Enterprises, Inc. and MinQuest, Inc. dated November 17, 2010	Filed with the SEC on December 2, 2010 as part of our Current Report on Form 8-K.
14.01	Code of Ethics	Filed with the SEC on November 15, 2007 as part of our Registration Statement on Form SB-2.
31.01	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.02	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 9, 2010.

Willow Creek Enterprises, Inc.
By:	/s/ Terry Fields
Terry Fields Chief Executive Officer, Chief Financial Officer, President, Secretary, and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Willow Creek Enterprises, Inc. and in the capacities and on the dates indicated.

Signature	Position	Date
/s/ Terry Fields	CEO, CFO, President, Secretary, and Treasurer	December 9, 2010
Terry Fields
/s/ Larry Eastland	Director	December 9, 2010
Larry Eastland

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.

No annual report to security holders covering the Company’s last fiscal year has been sent as of the date of this report.

2.

No proxy statement, form of proxy, or other proxy soliciting material relating to the Company’s last fiscal year has been sent to any of the Company’s security holders with respect to any annual or other meeting of security holders.

3.

If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the Company will furnish copies of such material to the Commission at the time it is sent to security holders.