Form 10-Q
period 2010-11-30
Willow Creek Enterprises Inc.
filed 2011-01-19
CIK 1415952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number: 000-52970

WILLOW CREEK ENTERPRISES, INC.

(Name of registrant as specified in its charter)

Delaware	27-3231761
(State of incorporation)	(I.R.S. Employer Identification No.)

7251 W. Lake Mead Blvd., Suite 300

Las Vegas, Nevada 89128

(Address of principal executive offices)

(310) 600-8757

 (Registrant’s telephone number)

with a copy to:

Carrillo, Huettel & Zouvas, LLP

3033 Fifth Ave. Suite 400

San Diego, CA 92103

Telephone (619) 546-6100

Facsimile: (619) 546-6060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      . No      . (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

As of December 31, 2010, there were 67,199,986 shares of the Registrant’s common stock issued and outstanding.

WILLOW CREEK ENTERPRISES, INC.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Willow Creek Enterprises, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Willow Creek" refers to Willow Creek Enterprises, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	November 30, 2010	August 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$34,706	$-

Total Current Assets	34,706	-

TOTAL ASSETS	$34,706	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable & accrued liabilities	$23,846	$45,031
Loans payable	20,460	21,635
Subscription proceeds	151,224	-
TOTAL CURRENT LIABILITIES	195,530	66,666

Commitments and contingencies

Stockholders’ (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 67,199,986 shares issued and outstanding	67,200	167,200
Additional paid in capital	1,423,800	1,323,800
Deficit accumulated during the exploration stage	(1,651,824)	(1,557,666)
TOTAL STOCKHOLDERS’ (DEFICIT)	(160,824)	(66,666)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$34,706	$-

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended	For the three months ended	For the Period From January 16, 2007 (Inception) to
	November 30, 2010	November 30, 2009	November 30, 2010

Revenues	$-	$-	$-

Operating expenses:
Professional fees	10,710	3,000	1,481,211
General and administrative	34,425	184	121,590
Mineral rights impairment	49,023	-	49,023
Total operating expenses	94,158	3,184	1,651,824

Net loss before income taxes	(94,158)	(3,184)	(1,651,824)

Benefit for income taxes	-	-	-

Net loss	$(94,158)	$(3,184)	$(1,651,824)

Weighted average number of shares outstanding during the period - basic and diluted	136,835,541	165,199,986	136,835,541

Net loss per share - basic and diluted	$(0)	$(0)	$(0)

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended	For the three months ended	For the Period From January 16, 2007 (Inception) to
	November 30, 2010	November 30, 2009	November 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(94,158)	$(3,184)	$(1,651,824)
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Impairment loss	49,023	-	49,023
Changes in current assets and liabilities:
Issuance of common stock for services rendered	-	-	1,400,000
Accounts payable & accrued liabilities	(21,185)	3,151	23,846
Net cash used in operating activities	(66,320)	(33)	(178,955)

CASH FLOWS TO INVESTING ACTIVITIES:
Mineral rights acquisition	(49,023)	-	(49,023)
Net cash used by investing activities	(49,023)	-	(49,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions of common stock	151,224	-	242,224
Proceeds from loans payable	(1,175)	-	20,460
Net cash provided by financing activities	150,049	-	262,684

CHANGE IN CASH	34,706	(33)	34,706

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	330	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,706	$296	$34,706

SUPPLEMENTARY DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-
SUPPLEMENTARY NON-CASH FINANCING AND
INVESTING ACTIVITIES
Share Issuance of common shares for services	$-	$-	$1,400,000

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of January 16, 2007(inception)

through November 30, 2010

NOTE 1 - NATURE OF OPERATIONS

Willow Creek Enterprises, Inc. (Company) was incorporated in the State of Delaware on January 16, 2007.  The Company was organized to explore mineral properties.

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of November 30, 2010, the Company had $34,706 in cash, a working capital deficit of $160,824 and stockholders’ equity deficit of $111,801 and accumulated net losses of $1,602,801 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

Interim Reporting

 While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the August 31, 2010 audited annual financial statements of Willow Creek Enterprises, Inc. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s audited August 31, 2010 annual financial statements.

Operating results for the three months ended November 30, 2010 are not necessarily indicative of the results that can be expected for the year ended August 31, 2011.

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

The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the report on Form 10-K of Willow Creek Enterprises, Inc. for the year ended August 31, 2010. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2010 are not necessarily indicative of the results that should be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2010 included in the Company’s report on Form 10-K

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of January 16, 2007(inception)

through November 30, 2010

Principles of Consolidation

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

Regulatory Matters

The Company and its mineral property interests are subject to a variety of Unitrd States and State regulations governing land use, health, safety and environmental matters. The Company’s management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in FASB ASC 360, "Accounting for the Impairment or Disposal of Long-lived Assets". The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

Start-up Expenses

The Company has adopted FASB ASC 720 "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on January 16, 2007 to November 30, 2010.

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

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in stockholders’ equity, if applicable.  There were no translation adjustments as of November 30, 2010.

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of January 16, 2007(inception)

through November 30, 2010

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the consolidated statements of operations.   There were no exchange gains or losses as of November 30, 2010.

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

Basic and Diluted Loss Per Share

The Company computed basic and diluted loss per share amounts for November 30, 2010 pursuant to the FASB ASC 260, “Earnings per Share.”  There are no potentially dilutive shares outstanding; accordingly, dilutive and basic per share amounts are the same.

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

Comprehensive Loss

FASB ASC 220, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of November 30, 2010 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

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

(Unaudited)

For the period of January 16, 2007(inception)

through November 30, 2010

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

There have been no significant changes or additions, as applicable to the Company, noted in the recently issued accounting pronouncements in the quarter ending November 30, 2010 that affects or may affect the Company’s interim financial statements.

NOTE 4 – MINERAL LEASES AND CLAIMS

On August 28, 2007, the Company acquired a 100% interest in numerous claims known as the Lori Mamquam Property and is located in the Vancouver Mining Division, British Columbia. The claims were purchased for $6,000 cash and have been included in general and administrative expenses. As of November 30, 2010 the company has not renewed these claims and has abandoned the property.

On October 9, 2010, the Company entered into that certain Minerals Lease and Agreement (the “Agreement") with MinQuest, Inc., a Nevada S Corporation ("MinQuest"), giving the Company the right to conduct mineral exploration activities on and in unpatented mining claims collectively known as Dolly Varden South (the“Property”), situated in Elko County, Nevada for a term of twenty (20) years (the “Term”) with the right to renew. As consideration, the Company shall pay ten thousand dollars ($10,000) upon execution of the Agreement, and an annual payment of ten thousand dollars ($10,000) for the remainder of the Term. Additionally, pursuant to the Agreement, the Company shall be granted the subsequent right to participate in the development of minerals from the Property subject to the terms and conditions of the Agreement.

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of January 16, 2007(inception)

through November 30, 2010

On November 17, 2010, the Company entered into a Minerals Lease and Agreement (the “Agreement") with MinQuest, Inc., a Nevada corporation ("MinQuest") whereby the Company acquired the right to conduct mineral exploration activities for a term of seven (7) years on various unpatented mining claims situated in Lyon County, Nevada collectively known as the Hercules Property. As consideration for the leased mineral rights the Company shall pay an aggregate of $290,000 over the term of the lease and shall provide $3,500,000 in work commitments over the term of the Agreement. Additionally, MinQuest is entitled to receive a 3% royalty from all mineral production derived from the exploration and development of the Hercules Property.

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

As of November 30, 2011 the Company received a total of $151,224 as subscription proceeds for a private placement that was subsequently completed on December 16, 2010.

NOTE 6 - LOANS PAYABLE

As of November 30, 2010, the Company owed loans in the amount of $20,460 to an unrelated third party. The funds are non interest bearing, unsecured, and do not have any specific repayment terms.

NOTE 7 – SUBSEQUENT EVENTS

On December 16, 2010 the company completed a private placement for $250,000.

The Private Placement consists of up to 40 Units (“each unit”) offered at $12,500 per unit, with each Unit being comprised of 25,000 shares of the company’s common stock and common stock purchase warrant(for “2010 warrant”) for the purchase of 12,500 shares of the company’s common stock at $0.75 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis or Plan of Operation (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risk factors outlined below.  These factors may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	At November 30, 2010	At August 31, 2010
Current Assets	$ 34,706	$ -
Current Liabilities	$ 195,530	$ 66,666
Working Capital (Deficit)	$ (160,824)	$ (66,666)

Cash Flows

	Three Months Ended	Three Months Ended
	November 30, 2010	November 30, 2009
Cash Flows from (used in) Operating Activities	$ (66,320)	$ (3,184)
Cash Flows from (used in) Investing Activities	$ (49,023)
Cash Flows from (used in) Financing Activities	$ 150,049	-
Net Increase (decrease) in Cash During Period	$ 34,706	$ (33)

The decline in our working capital surplus at November 30, 2010 from the period ended November 30, 2009 is reflective of the current state of our business development, primarily due to the increase in our professional fees paid in connection with expenses associated with our continuing reporting obligations under the Securities and Exchange Act of 1934.

As of November 30, 2010, we had cash on hand of $34,706. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the period ended November 30, 2010 was $94,158 compared with $3,184 for the period ended November 30, 2009. The increase in operating expenditures was attributed to higher amounts of professional fees relating to the Company’s filings and the and the acquisition of mineral Properties.

Net loss for the period ended November 30, 2010 was $94,158 compared with $3,184 for the period ended November 30, 2009. The overall increase in net loss of $90,974 was attributed to the acquisition of mineral properties and professional services incurred with the Company’s SEC filings including accounting, audit, and legal services.

Liquidity and Capital Resources

As at November 30, 2010, the Company’s cash balance was $34,706 compared to $330 as at November 30, 2009 and its total assets were $34,706 compared with $330 as at November 30, 2009. The increase in total assets is attributed to the company securing financing for its ongoing operations.

As at November 30, 2010, the Company had total liabilities of $195,530 compared with total liabilities of $3,151 as at November 30, 2009. The increase in total liabilities was attributed to increases in accounts payable and accrued liabilities of $23,846 as the Company did not have sufficient cash flow to settle obligations. The increase was partially offset by loans to the company of $20,460 and subscription proceeds of 151,224

As at November 30, 2010, the Company had a working capital deficit of $160,824 compared with a working capital deficit of $3,151 as at November 30, 2009. The increase in working capital deficit was attributed to the increase in accounts payable and accrued liabilities of $23,846 due to the lack of sufficient cash flow to pay its obligations the increase was partially offset by loans to the company of $20,460 and subscription proceeds of $151,224.

Cashflow from Operating Activities

During the period ended November 30, 2010, the Company used $66,320 of cash for operating activities compared to the use of $33 of cash for operating activities during the period ended November 30, 2009. The increase in cashflows used for operating activities is attributed to the fact that the Company received $151,224 of financing subscriptions received and $1,175 from notes payable, of which the majority was used to settle outstanding obligations of the Company and the acquisition of mineral properties..

Cashflow from Investing Activities

During the period ended November 30, 2010the Company had $49,023 in cash transaction for the acquisition of mineral properties and November 30, 2009, the Company did not have any cash transactions related to investing activities.

Cashflow from Financing Activities

During the period ended November 30, 2010, the Company received $151,224 of cash from financing activities compared to $0 for the period ended November 30, 2009. The increase in cashflows provided from financing activities is based on the fact that the Company received $151,224 of financing from a subscribers and $0 from related parties to settle outstanding obligations of the Company during the day-to-day operations as compared to $0 in 2009.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the audited financial statements included in this Quarterly Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.  Please refer to our Annual Report on Form 10-K as filed with the SEC on December 13, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of November 30, 2010, our internal control over financial reporting is not effective based on these criteria, due to material weaknesses resulting from not having an Audit Committee or financial expert on our Board of Directors and our failure to maintain appropriate cash controls.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  [REMOVED AND RESERVED].

ITEM 5. OTHER INFORMATION.

On January 14, 2011, the Company effectuated a 4-for-1 forward split of its issued and outstanding common shares, whereby every one old share of common stock was exchanged for four new shares of the Company's common stock. As a result, the issued and outstanding shares of common stock increased from 67,199,986 prior to the forward split to 268,799,944 following the forward split.  FINRA confirmed approval of the forward split, payable as a dividend to shareholders as of January 14 2011. The forward split shares are payable upon surrender of certificates to the Company's transfer agent.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on November 15, 2007 as part of our Registration Statement on Form SB-2.
3.02	Bylaws	Filed with the SEC on November 15, 2007 as part of our Registration Statement on Form SB-2.
10.01	Employment Agreement between Willow Creek Enterprises, Inc. and Terry Fields dated August 9, 2010	Filed with the SEC on August 16, 2010 as part of our Current Report on Form 8-K.
10.02	Form of Securities Purchase Agreement	Filed with the SEC on September 22, 2010 as part of our Current Report on Form 8-K.
10.03	Form of Common Stock Purchase Warrant	Filed with the SEC on September 22, 2010 as part of our Current Report on Form 8-K.
10.04	Minerals Lease and Agreement between Willow Creek Enterprises, Inc. and MinQuest, Inc. dated October 9, 2010	Filed with the SEC on October 21, 2010 as part of our Current Report on Form 8-K.
10.05	Minerals Lease and Agreement between Willow Creek Enterprises, Inc. and MinQuest, Inc. dated November 17, 2010	Filed with the SEC on December 2, 2010 as part of our Current Report on Form 8-K.
14.01	Code of Ethics	Filed with the SEC on November 15, 2007 as part of our Registration Statement on Form SB-2.
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLOW CREEK ENTERPRISES, INC.

Dated: January19, 2011	By: /s/ Terry Fields
TERRY FIELDS
Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer