Form 10-Q
period 2011-02-28
Willow Creek Enterprises Inc.
filed 2011-04-20
CIK 1415952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      . No      .No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      . No  X .

As of April 4, 2011, there were 269,837,040 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "WLOC" refers to Willow Creek Enterprises, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Index

Unaudited Consolidated Balance Sheets

4

Unaudited Consolidated Statements of Operations

5

Unaudited Consolidated Statements of Cash Flows

6

Unaudited Consolidated Statements of Stockholders’ Deficit

7

Notes to the Consolidated Financial Statements

8

WILLOW CREEK ENTERPRISES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	February 28, 2011	August 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$284,872	$-

Total Current Assets	284,872	-

Mineral rights	63,851	-

TOTAL ASSETS	$348,723	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable & accrued liabilities	$36,756	$45,031
Loans payable	20,460	21,635
Subscription proceeds	-	-
TOTAL CURRENT LIABILITIES	57,216	66,666

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 67,459,260 and 167,199,986 shares issued and outstanding February 28, 2011 and August 31, 2010 respectively	67,549	167,200
Additional paid in capital	1,923,541	1,323,800
Deficit accumulated during the exploration stage	(1,699,583)	(1,557,666)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	291,507	(66,666)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$348,723	$-

WILLOW CREEK ENTERPRISES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended	For the three months ended	For the six months ended	For the six months ended	For the Period From January 16, 2007 (Inception) to
	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010	February 28, 2011

Revenues	$-	$-	$-	$-	$-

Operating expenses:
Professional fees	15,000	22,935	25,710	25,935	1,496,211
Mineral rights impairment	0	-	49,023	-	49,023
General and administrative	32,759	2,322	67,184	2,506	154,349
Total operating expenses	47,759	25,257	141,917	28,441	1,699,583

Net loss before income taxes	(47,759)	(25,257)	(141,917)	(28,441)	(1,699,583)

Benefit for income taxes	-	-	-	-	-

Net loss	$(47,759)	$(25,257)	$(141,917)	$(28,441)	$(1,699,583)

Weighted average number of hares outstanding during the period – basic and diluted	67,382,036	165,199,986	120,007,255	165,199,986	120,007,255

Net loss per share – basic and diluted	$(0)	$(0)	$(0)	$(0)	$(0)

WILLOW CREEK ENTERPRISES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended	For the six months ended	For the Period From January 16, 2007 (Inception) to
	February 28, 2011	February 28, 2010	February 28, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(141,917)	$(28,441)	$(1,650,560)
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Mineral rights impairment loss	49,023	-	49,023
Changes in current assets and liabilities:
Issuance of common stock for services rendered	-	-	1,400,000
Accounts payable & accrued liabilities	(8,185)	28,111	36,846
Net cash used in operating activities	(101,079)	(330)	(164,691)

CASH FLOWS TO INVESTING ACTIVITIES:
Mineral rights acquisition	(63,851)	-	(63,851)
Net cash used by investing activities	(112,874)	-	(112,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions of common stock	500,000	-	591,000
Proceeds from loans payable	(1,175)	-	20,460
Net cash provided by financing activities	498,825	-	611,460

CHANGE IN CASH	284,872	(330)	284,872

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	330	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$284,872	$-	$284,872

SUPPLEMENTARY DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-
SUPPLEMENTARY NON-CASH FINANCING AND
INVESTING ACTIVITIES
Share Issuance of common shares for services	$-	$-	$1,400,000

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of January 16, 2007(inception)

through February 28, 2011

NOTE 1 - NATURE OF OPERATIONS

Willow Creek Enterprises, Inc. (Company) was incorporated in the State of Delaware on January 16, 2007. The Company was organized to explore mineral properties.

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of February 28, 2011, the Company had $ in cash, a working capital deficit of $ and stockholders’ equity deficit of $ and accumulated net losses of $ since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

Interim Reporting

While the information presented in the accompanying interim six months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the August 31, 2010 audited annual financial statements of Willow Creek Enterprises, Inc. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s audited August 31, 2010 annual financial statements.

Operating results for the six months ended February 28, 2011 are not necessarily indicative of the results that can be expected for the year ended August 31, 2011.

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

However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the report on Form 10-K of Willow Creek Enterprises, Inc. for the year ended August 31, 2010. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2011 are not necessarily indicative of the results that should be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2010 included in the Company’s report on Form 10-K

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of January 16, 2007(inception)

through February 28, 2011

Principles of Consolidation

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

Start-up Expenses

The Company has adopted FASB ASC 720 "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on January 16, 2007 to February 28, 2011.

Mineral Property Costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. From that time forward, the Company will capitalize all costs to the extent that future cash flows from mineral resources equal or exceed the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. Costs related to site restoration programs will be accrued over the life of the project. To date, the Company has not established any proven reserves on its mineral properties.

Foreign Currency Translation

The Company’s functional currency is the United States dollar as substantially all of the Company’s operations are in United States.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (SEC) and in accordance with the FASB ASC 830 “Foreign Currency Matters.”

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in stockholders’ equity, if applicable.  There were no translation adjustments as of February 28, 2011.

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of January 16, 2007(inception)

through February 28, 2011

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the consolidated statements of operations.   There were no exchange gains or losses as of February 28, 2011.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of six months or less to be cash equivalents.

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

Basic and Diluted Loss Per Share

The Company computed basic and diluted loss per share amounts for February 28, 2011 pursuant to the FASB ASC 260, “Earnings per Share.”  There are no potentially dilutive shares outstanding; accordingly, dilutive and basic per share amounts are the same.

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

Comprehensive Loss

FASB ASC 220, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of February 28, 2011 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

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

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of January 16, 2007(inception)

through February 28, 2011

Recent Accounting Pronouncements

In October 2010, the FASB issued Accounting Standard Update No. 2010-26 (ASU No. 2010-26) “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.”  ASU No. 2010-26 addresses diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.  Costs that meet the definition of acquisition costs, as stated in the Master Glossary of the FASB Accounting Standards Codification, are typically recognized as assets and are commonly referred to as deferred acquisition costs.  The amendments in this update affect insurance entities that are within the scope of Topic 944 Financial Services – Insurance (which includes but is not limited to stock life insurance entities, mutual life insurance entities, and property and liability insurance entities), that incur costs in the acquisition of new and renewal insurance contracts.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  The amendments in this update should be applied prospectively upon adoption.  Retrospective application to all prior periods presented upon the date of adoption also is permitted, but not required.  Early adoption is permitted, but only at the beginning of an entity’s annual reporting period.  The Company is evaluating the impact ASU No. 2010-26 will have on the [consolidated] financial statements.

In December 2010, the FASB issued Accounting Standard Update No. 2010-27 (ASU No. 2010-27) “Other Expenses (Topic 720).”  ASU No. 2010-27 addresses questions concerning how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the “Acts”).  The amendments in this update specify that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that is payable.  The amendments in this update are effective for calendar years beginning after December 31, 2010, when the fee initially becomes effective.  The Company is evaluating the impact ASU No. 2010-27 will have on the [consolidated] financial statements.

In December 2010, the FASB issued Accounting Standard Update No. 2010-28 (ASU No. 2010-28) “Intangibles – Goodwill and Other (Topic 350).”  ASU No. 2010-28 addresses questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the goodwill impairment test, as stated in Topic 350, is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero.  The amendments in this update do not provide guidance on how to determine the carrying amount or measure the fair value of the reporting unit.  The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For public entities, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is permitted.  For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Nonpublic entities may early adopt the amendments using effective date for public entities.  The Company is evaluating the impact ASU No. 2010-28 will have on the [consolidated] financial statements.

In December 2010, the FASB issued Accounting Standard Update No. 2010-29 (ASU No. 2010-29) “Business Combinations (Topic 805).”  ASU No. 2010-29 addresses the diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.  The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The Company is evaluating the impact ASU No. 2010-29 will have on the [consolidated] financial statements.

In January 2011, the FASB issued Accounting Standard Update No. 2011-01 (ASU No. 2011-01) “Receivable (Topic 310).” The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

In February 2011, the FASB issued Accounting Standard Update No. 2011-02 (ASU No.  2011-02) “Receivables (Topic 310).”

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of January 16, 2007(inception)

through February 28, 2011

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s [consolidated] financial statements.

NOTE 4 – MINERAL LEASES AND CLAIMS

On August 28, 2007, the Company acquired a 100% interest in numerous claims known as the Lori Mamquam Property and is located in the Vancouver Mining Division, British Columbia. The claims were purchased for $6,000 cash and have been included in general and administrative expenses. As of February 28, 2011 the company has not renewed these claims and has abandoned the property.

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

through February 28, 2011

On December 16, 2010 the company completed a private placement for $250,000.

The Private Placement consists of up to 40 Units (“each unit”) offered at $12,500 per unit, with each Unit being comprised of 25,000 shares of the company’s common stock and common stock purchase warrant(for “2010 warrant”) for the purchase of 12,500 shares of the company’s common stock at $0.75 per share.

On January 11, 2011, Willow Creek Enterprises, Inc., a Delaware corporation, (the “Company”) accepted, per the terms of the Stock Purchase Agreement, $250,000 from Duke Holdings Ltd. in exchange for: i) 107,759 shares of the Company’s common stock priced at $2.32 per share, par value $0.001, and ii) a six (3) year warrant to purchase additional shares of the Company’s common stock priced at $2.40 per share, par value $0.001.

NOTE 6 - LOANS PAYABLE

As of February 28, 2011, the Company owed loans in the amount of $20,460 to an unrelated third party. The funds are non interest bearing, unsecured, and do not have any specific repayment terms.

NOTE 7 – SUBSEQUENT EVENTS

On March 29, 2011the Company filed on Form 8-K, a Technical and Reserve report on the Hercules Property with Securities and Exchange Commission

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	At February 28, 2011	At November 30, 2010
Current Assets	$284,872	$34,706
Current Liabilities	$57,216	$195,530
Working Capital (Deficit)	$348,723	$(160,824)

Cash Flows

	Six Months Ended	Six Months Ended
	February 28, 2011	February 28, 2010
Cash Flows from (used in) Operating Activities	$101,079	$(330)
Cash Flows from (used in) Investing Activities	112,874
Cash Flows from (used in) Financing Activities	$17,255	-
Net Increase (decrease) in Cash During Period	$(330)	$(330)

The Increase in our working capital surplus at February 28, 2011 from the period ended February 28, 2010 is reflective of the current state of our business development, primarily due to the increase in our ability to raise additional capital financing

As of February 28, 2011, we had cash on hand of $284,872. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the period ended February 28, 2011 was $47,759 compared with $25,257 for the period ended February 28, 2010. The increase in operating expenditures was attributed to higher amounts of professional fees relating to the Company’s filings .

Net loss for the period ended February 28, 2011 was $47,759 compared with $25,257 for the period ended February 28, 2010. The overall increase in net loss of $47,759 was attributed to in net loss was attributed to professional services incurred with the Company’s SEC filings including accounting, audit, and legal services.

Liquidity and Capital Resources

As at February 28, 2011, the Company’s cash balance was $284,872 compared to $330 as at February 28, 2010 and its total assets were $348,723 compared with $330 as at February 28, 2010. The increase in total assets is attributed to our ability to raise additional capital financing.

As at February 28, 2011, the Company had total liabilities of $57,216 compared with total liabilities of 25,257 as at February 28, 2010. The decrease in total liabilities was attributed to decreases in accounts payable and accrued liabilities .

As at February 28, 2011, the Company had working capital of $291,507 compared with a working capital deficit of $25,257 as at February 28, 2010. The increase in working capital was attributed to attributed to our ability to raise additional capital financing

Cashflow from Operating Activities

During the period ended February 28, 2011, the Company used $101,079 of cash for operating activities compared to the use of $330 of cash for operating activities during the period ended February 28, 2010. The increase in cashflows used for operating activities is attributed to the fact that the Company received financing .

Cashflow from Investing Activities

During the periods ended February 28, 2011, the Company had 112,874 related to investing activities.

Cashflow from Financing Activities

During the period ended February 28, 2011, the Company received $498,825 of cash from financing activities compared to $0 for the period ended February 28, 2010. The increase in cashflows provided from financing activities is based on the fact that the Company received $498,825 of cash from financing activities

Quarterly Developments

On February 7, 2011, the Company entered into a Minerals Lease and Agreement (the “MinQuest Agreement”) with MinQuest, Inc., a Nevada S Corporation ("MinQuest"), giving the Company the right to conduct mineral exploration activities on and in unpatented mining claims collectively known as the Gilman Gold Property (the “Property”), situated in Lander County, Nevada, for a term of twenty (20) years with the right to renew.  As consideration, the Company shall pay MinQuest ten thousand dollars ($10,000) upon execution of the MinQuest Agreement, and will pay an annual payment of the Base Rent plus any applicable annual rent increases in accordance with all of the other terms and conditions of the MinQuest Agreement, for the remainder of the term.  Additionally, the Company shall be granted the subsequent right to participate in the development of minerals from the Property subject to the terms and conditions of the MinQuest Agreement.

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

Critical Accounting Policies

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the financial statements included in this Quarterly Report.

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

Recently Issued Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company adoption of provisions of ASU 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.  Please refer to our Annual Report on Form 10-K as filed with the SEC on December 13, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of February 28, 2011, our internal control over financial reporting is not effective based on these criteria, due to material weaknesses resulting from not having an Audit Committee or financial expert on our Board of Directors and our failure to maintain appropriate cash controls.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

On January 14, 2011, the Company effectuated a 4-for-1 forward split of its issued and outstanding common shares, whereby every one old share of common stock was exchanged for four new shares of the Company's common stock. As a result, the issued and outstanding shares of common stock increased from 67,199,986 prior to the forward split to 268,799,944 following the forward split.  FINRA confirmed approval of the forward split, payable as a dividend to shareholders as of January 11, 2011. The forward split shares are payable upon surrender of certificates to the Company's transfer agent.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on November 15, 2007 as part of our Registration Statement on Form SB-2.
3.02	Bylaws	Filed with the SEC on November 15, 2007 as part of our Registration Statement on Form SB-2.
10.01	Employment Agreement between Willow Creek Enterprises, Inc. and Terry Fields dated August 9, 2010	Filed with the SEC on August 16, 2010 as part of our Current Report on Form 8-K.
10.02	Form of Securities Purchase Agreement	Filed with the SEC on September 22, 2010 as part of our Current Report on Form 8-K.
10.03	Form of Common Stock Purchase Warrant	Filed with the SEC on September 22, 2010 as part of our Current Report on Form 8-K.
10.04	Minerals Lease and Agreement between Willow Creek Enterprises, Inc. and MinQuest, Inc. dated October 9, 2010	Filed with the SEC on October 21, 2010 as part of our Current Report on Form 8-K.
10.05	Minerals Lease and Agreement between Willow Creek Enterprises, Inc. and MinQuest, Inc. dated November 17, 2010	Filed with the SEC on December 2, 2010 as part of our Current Report on Form 8-K.
10.06	Stock Purchase Agreement between Willow Creek Enterprises, Inc. and Duke Holdings Ltd. dated December 15, 2010	Filed with the SEC on December 16, 2010 as part of our Current Report on Form 8-K.
10.07	Stock Purchase Agreement between Willow Creek Enterprises, Inc. and Duke Holdings Ltd. dated January 11, 2011	Filed with the SEC on January 21, 2011 as part of our Current Report on Form 8-K.
10.08	Warrant between Willow Creek Enterprises, Inc. and Duke Holdings Ltd. dated January 11, 2011	Filed with the SEC on January 21, 2011 as part of our Current Report on Form 8-K.
10.09	Minerals Lease and Agreement between Willow Creek Enterprises, Inc. and MinQuest, Inc. dated February 7, 2011	Filed with the SEC on February 15, 2011 as part of our Current Report on Form 8-K.
14.01	Code of Ethics	Filed with the SEC on November 15, 2007 as part of our Registration Statement on Form SB-2.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLOW CREEK ENTERPRISES, INC.

Dated: April 19, 2011	By: /s/ Terry Fields
Terry Fields
Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer