Form 10-Q
period 2011-05-31
Willow Creek Enterprises Inc.
filed 2011-07-18
CIK 1415952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

  X .  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

Carrillo, Huettel, LLP

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

  X . Yes            .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        . Yes           .  No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

      .

Accelerated Filer

      .

Non-Accelerated Filer

      .

Smaller Reporting Company

  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        .  Yes    X .    No

As of July 15, 2011, there were 269,837,040 shares of the Registrant’s $0.00025 par value common stock issued and outstanding.

WILLOW CREEK ENTERPRISES, INC.*

TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	3
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17
ITEM 4.	CONTROLS AND PROCEDURES	18
PART II	OTHER INFORMATION

ITEM 1. ITEM 1A.	LEGAL PROCEEDINGS RISK FACTORS	18 18
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	19
ITEM 4.	[REMOVED AND RESERVED]	19
ITEM 5.	OTHER INFORMATION	19
ITEM 6.	EXHIBITS	20

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

4

Unaudited Consolidated Statements of Operations

5

Unaudited Consolidated Statements of Cash Flows

6

Notes to the Consolidated Financial Statements

7

WILLOW CREEK ENTERPRISES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	May 31, 2011	August 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$55,752	$-

Total Current Assets	55,752	-

Mineral rights	233,201	-

TOTAL ASSETS	$288,953	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable & accrued liabilities	$23,346	$45,031
Loans payable	20,460	21,635

TOTAL CURRENT LIABILITIES	43,806	66,666

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00025 par value, 300,000,000 shares authorized, 269,837,040 and 668,799,944 shares issued and outstanding at May 31, 2011 and August 31, 2010, respectively	67,459	167,200
Additional paid in capital	1,923,541	1,323,800
Deficit accumulated during the exploration stage	(1,745,853)	(1,557,666)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	245,147	(66,666)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$288,953	$-

WILLOW CREEK ENTERPRISES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended	For the Period January 16, 2007 (Inception) to
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010	May 31, 2011

Revenues	$-	$-	$-	$-	$-

Operating expenses:
Professional fees	5,000	16,500	30,710	42,435	1,501,211
Mineral rights impairment	-	-	49,023	-	49,023
General and administrative	41,270	-	108,454	2,506	195,617
Total operating expenses	46,270	16,500	188,187	44,941	1,745,853

Net loss before income taxes	(46,270)	(16,500)	(188,187)	(44,941)	(1,745,853)

Benefit for income taxes	-	-	-	-	-

Net loss	$(46,270)	$(16,500)	$(188,187)	$(44,941)	$(1,745,853)

Weighted average number of shares outstanding during the period-Basic and diluted	269,837,040	660,799,944	360,231,999	660,799,944

Net loss per share – basic and diluted	$-	$-	$-	$-

WILLOW CREEK ENTERPRISES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the nine months ended	For the nine months ended	For the Period January 16, 2007 (Inception) to
	May 31, 2011	May 31, 2010	May 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(188,187)	$(44,941)	$(1,745,853)
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Changes in current assets and liabilities:
	-	-	1,400,000
Accounts payable & accrued liabilities	(21,685)	27,356	23,346
Net cash used in operating activities	(209,872)	(17,585)	(322,507)

CASH FLOWS TO INVESTING ACTIVITIES:
Mineral rights acquisition	(233,201)	-	(233,201)
Net cash used by investing activities	(233,201)	-	(233,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions of common stock	500,000	-	591,000
Proceeds from loans payable	(1,175)	17,255	20,460
Net cash provided by financing activities	498,825	17,255	611,460

CHANGE IN CASH	55,752	(330)	55,752

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	330	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,752	$-	$55,752

SUPPLEMENTARY DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-
SUPPLEMENTARY NON-CASH FINANCING AND
INVESTING ACVTIVITIES
Share Issuance of common shares for services	$-	$-	$2,000,000

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of January 16, 2007(inception)

through May 31, 2011

NOTE 1 - NATURE OF OPERATIONS

Willow Creek Enterprises, Inc. (Company) was incorporated in the State of Delaware on January 16, 2007.  The Company was organized to explore mineral properties.

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of May 31, 2011, the Company had $ 55,752 in cash, working capital of $11,946 and stockholders’ equity deficit of $245,147  and accumulated net losses of $1,745,853 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

Operating results for the six months ended May 31, 2011 are not necessarily indicative of the results that can be expected for the year ended August 31, 2011.

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

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of January 16, 2007(inception)

through May 31, 2011

However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the report on Form 10-K of Willow Creek Enterprises, Inc. for the year ended August 31, 2010. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended May 31, 2011 are not necessarily indicative of the results that should be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2011 included in the Company’s report on Form 10-K

Principles of Consolidation

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

Regulatory Matters

The Company and its mineral property interests are subject to a variety of United States and State regulations governing land use, health, safety and environmental matters. The Company’s management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

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

Start-up Expenses

The Company has adopted FASB ASC 720 "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on January 16, 2007 to May 31, 2011.

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of January 16, 2007(inception)

through May 31, 2011

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

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in stockholders’ equity, if applicable.  There were no translation adjustments as of May 31, 2011.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the consolidated statements of operations.   There were no exchange gains or losses as of May 31, 2011.

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

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of January 16, 2007(inception)

through May 31, 2011

Basic and Diluted Loss Per Share

The Company computed basic and diluted loss per share amounts for May 31, 2011 pursuant to the FASB ASC 260, “Earnings per Share.”  There are no potentially dilutive shares outstanding; accordingly, dilutive and basic per share amounts are the same.

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

Comprehensive Loss

FASB ASC 220, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of May 31, 2011 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

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

Recent Accounting Pronouncements

In October 2010, the FASB issued Accounting Standard Update No. 2010-26 (ASU No. 2010-26) “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.”  ASU No. 2010-26 addresses diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.  Costs that meet the definition of acquisition costs, as stated in the Master Glossary of the FASB Accounting Standards Codification, are typically recognized as assets and are commonly referred to as deferred acquisition costs.  The amendments in this update affect insurance entities that are within the scope of Topic 944 Financial Services – Insurance (which includes but is not limited to stock life insurance entities, mutual life insurance entities, and property and liability insurance entities), that incur costs in the acquisition of new and renewal insurance contracts.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  The amendments in this update should be applied prospectively upon adoption.  Retrospective application to all prior periods presented upon the date of adoption also is permitted, but not required.  Early adoption is permitted, but only at the beginning of an entity’s annual reporting period.  The Company is evaluating the impact ASU No. 2010-26 will have on the financial statements.

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of January 16, 2007(inception)

through May 31, 2011

In December 2010, the FASB issued Accounting Standard Update No. 2010-27 (ASU No. 2010-27) “Other Expenses (Topic 720).”  ASU No. 2010-27 addresses questions concerning how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the “Acts”).  The amendments in this update specify that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that is payable.  The amendments in this update are effective for calendar years beginning after December 31, 2010, when the fee initially becomes effective.  The Company is evaluating the impact ASU No. 2010-27 will have on the financial statements.

In December 2010, the FASB issued Accounting Standard Update No. 2010-28 (ASU No. 2010-28) “Intangibles – Goodwill and Other (Topic 350).”  ASU No. 2010-28 addresses questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the goodwill impairment test, as stated in Topic 350, is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero.  The amendments in this update do not provide guidance on how to determine the carrying amount or measure the fair value of the reporting unit.  The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For public entities, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is permitted.  For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Nonpublic entities may early adopt the amendments using effective date for public entities.  The Company is evaluating the impact ASU No. 2010-28 will have on the financial statements.

In December 2010, the FASB issued Accounting Standard Update No. 2010-29 (ASU No. 2010-29) “Business Combinations (Topic 805).”  ASU No. 2010-29 addresses the diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.  The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The Company is evaluating the impact ASU No. 2010-29 will have on the financial statements.

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

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of January 16, 2007(inception)

through May 31, 2011

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s financial statements.

NOTE 4 – MINERAL LEASES AND CLAIMS

On August 28, 2007, the Company acquired a 100% interest in numerous claims known as the Lori Mamquam Property and is located in the Vancouver Mining Division, British Columbia. The claims were purchased for $6,000 cash and have been included in general and administrative expenses. As of May 31, 2011 the company has not renewed these claims and has abandoned the property.

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

through May 31, 2011

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

The Private Placement consists of up to 40 Units (“each unit”) offered at $12,500 per unit, with each Unit being comprised of 100,000 shares of the company’s common stock and common stock purchase warrant(for “2010 warrant”) for the purchase of 12,500 shares of the company’s common stock at $0.1875 per share.

On January 11, 2011, Willow Creek Enterprises, Inc., a Delaware corporation, (the “Company”) accepted, per the terms of the Stock Purchase Agreement, $250,000 from Duke Holdings Ltd. in exchange for: i) 431,036 shares of the Company’s common stock priced at $0.58 per share, par value $0.00025, and ii) a six (3) year warrant to purchase additional shares of the Company’s common stock priced at $0.60 per share, par value $0.00025.

On February 11, 2011 the Company completed a 4-1 forward split of the company’s issued and outstanding common shares, bringing the total of issued common shares to 269,837,040 from 67,459,260

All numbers have been adjusted to reflect any forward splits.

NOTE 6 - LOANS PAYABLE

As of May 31, 2011, the Company owed loans in the amount of $20,460 to an unrelated third party. The funds are non interest bearing and unsecured and do not have any specific repayment terms. Imputed interest is not considered to be material.

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

RESULTS OF OPERATIONS

Working Capital

	At May 31, 2011	At August 31, 2010
Current Assets	$288,953	$ -
Current Liabilities	$ 43,806	$ 66,666
Working Capital (Deficit)	$245,147	$(66,666)

Cash Flows

	Nine Months Ended	Nine Months Ended
	May 31, 2011	May 31, 2010
Cash Flows from (used in) Operating Activities	$(209,872)	$17,585
Cash Flows from (used in) Investing Activities	$(233,201)	$ -
Cash Flows from (used in) Financing Activities	$ 498,825	$17,255
Net Increase (decrease) in Cash During Period	$ 55,752	$ (330)

The increase in our working capital surplus at May 31, 2011 from the period ended May 31, 2010 is reflective of the current state of our business development, primarily due to our ability secure funding, which allowed for the increase in our exploration activities and professional fees paid in connection with expenses associated with our continuing reporting obligations under the Securities and Exchange Act of 1934.

As of May 31, 2011, we had cash on hand of $55,752. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the period ended May 31, 2011 was $46,270 compared with $16,500 for the period ended May 31, 2010. The increase in operating expenditures was attributed our ability secure funding, which allowed for the increase in our exploration activities and professional fees paid relating to the Company’s filings.

Net loss for the period ended May 31, 2011 was $46,270 compared with $52,741 for the period ended May 31, 2010. The overall decrease in net loss of $6,471 was attributed to the company’s ability to obtain funding and remain current in paying for ongoing operations in conjunction with exploration activities and professional services incurred with the Company’s SEC filings including accounting, audit, and legal services.

Liquidity and Capital Resources

As at May 31, 2011, the Company’s cash balance was $55,752 compared to $0 as at May 31, 2010 and its total assets were $288,953 compared with $0 as at May 31, 2010. The increase in total assets is attributed to securing  funding and the acquisition of mining properties in the State of Nevada

As at May 31, 2011, the Company had total liabilities of $43,806 compared with total liabilities of $52,741 as at May 31, 2010. The decrease in total liabilities was attributed to decreases in accounts payable and accrued liabilities, as the Company did have sufficient cash to settle obligations.

As at May 31, 2011, the Company had a working capital surplus of $11,946 compared with a working capital deficit of $52,741 as at May 31, 2010. The increase in working capital surplus was attributed to the decrease in accounts payable and accrued liabilities due to the Company having  sufficient cash to pay its obligations.

Cashflow from Operating Activities

During the period ended May 31, 2011, the Company used $209,872 of cash for operating activities compared to the use of $17,585 of cash for operating activities during the period ended May 31, 2010. The increase in cashflows used for operating activities is attributed to the fact that the Company previously received $500,000 of financing from a private placement, of which has been used to settle outstanding obligations of the Company and to pay for ongoing exploration activities and day to day operations.

Cashflow from Investing Activities

During the periods ended May 31, 2011 and 2010, the Company did not have any cash transactions related to investing activities.

Cashflow from Financing Activities

During the period ended May 31, 2011, the Company received $0 of cash from financing activities compared to $21,635 for the period ended May 31, 2010. The decrease in cash flows provided from financing activities is based on the fact that the Company had previously received a total of $500,000 of financing via private placement and $0 from related parties to settle outstanding obligations of the Company during the day-to-day operations as compared to $21,635  in 2010.

Quarterly Developments

On April 20, 2011, the Company entered into an Amended Minerals Lease and Agreement (the “Amended Agreement”) with MinQuest, Inc., a Nevada corporation (“Minquest”) to amend certain terms and conditions of that certain Minerals Lease and Agreement (the “Hercules Agreement”) entered into on November 17, 2010 by and between the Company and Minquest, relating to those certain mining claims in Lyon County (collectively referred to as the “Hercules Property”). Pursuant to the Amended Agreement, the following material provisions of the Hercules Agreement were amended: i) the Term was extended from seven (7) years to twenty (20) years; ii) the payment schedule as set forth in paragraph 3(a) was amended to include increases for inflation each year after the Seventh Year Anniversary; iii) the Area of Interest as set forth in paragraph 5 was increased to include a one mile radius surrounding the current boundaries of the Hercules Property; and iv) the list of Hercules Property mining claims as set forth in Schedule A was amended to include an aggregate of 88 claims.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.  Please refer to our Annual Report on Form 10-K as filed with the SEC on December 13, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2011, our internal control over financial reporting is not effective based on these criteria, due to material weaknesses resulting from not having an Audit Committee or financial expert on our Board of Directors and our failure to maintain appropriate cash controls.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

On June 20, 2011, M&K CPAS, PLLC (“M&K”) was engaged as the registered independent public accountant for the Company and Jewett, Schwartz, Wolfe & Associates (“JSWA”) was dismissed as the registered independent public accountant for the Company.  The decisions to appoint M&K and dismiss JSWA were approved by the Board of Directors of the Company on June 20, 2011.

Other than the disclosure of uncertainty regarding the ability for us to continue as a going concern which was included in our accountant’s report on the financial statements for the years ended August 30, 2010 and 2009, JSWA’s reports on the financial statements of the Company for the years ended August 30, 2010 and 2009 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. For the two most recent fiscal years and any subsequent interim period through JSWA's termination on June 20, 2011, JSWA disclosed the uncertainty regarding the ability of the Company to continue as a going concern in its accountant’s report on the financial statements.

In connection with the audit and review of the financial statements of the Company through June 20, 2011, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with JSWA's opinion to the subject matter of the disagreement.

In connection with the audited financial statements of the Company for the years ended August 30, 2010 and 2009 and interim unaudited financial statements through June 20, 2011, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

Prior to June 20, 2011, the Company did not consult with M&K regarding (1) the application of accounting principles to specified transactions, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided a copy of the foregoing disclosures to JSWA prior to the date of the filing of our Current Report on Form 8-K with the SEC on June 29, 2011 and requested that JSWA furnish it with a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the statements in this Report. A copy of the letter furnished in response to that request is filed as Exhibit 16.1 to the Form 8-K filed with the SEC on June 29, 2011, and is incorporated herein by this reference.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on November 15, 2007 as part of our Registration Statement on Form SB-2.
3.02	Bylaws	Filed with the SEC on November 15, 2007 as part of our Registration Statement on Form SB-2.
10.01	Employment Agreement between Willow Creek Enterprises, Inc. and Terry Fields dated August 9, 2010	Filed with the SEC on August 16, 2010 as part of our Current Report on Form 8-K.
10.02	Form of Securities Purchase Agreement	Filed with the SEC on September 22, 2010 as part of our Current Report on Form 8-K.
10.03	Form of Common Stock Purchase Warrant	Filed with the SEC on September 22, 2010 as part of our Current Report on Form 8-K.
10.04	Minerals Lease and Agreement between Willow Creek Enterprises, Inc. and MinQuest, Inc. dated October 9, 2010	Filed with the SEC on October 21, 2010 as part of our Current Report on Form 8-K.
10.05	Minerals Lease and Agreement between Willow Creek Enterprises, Inc. and MinQuest, Inc. dated November 17, 2010	Filed with the SEC on December 2, 2010 as part of our Current Report on Form 8-K.
10.06	Stock Purchase Agreement between Willow Creek Enterprises, Inc. and Duke Holdings Ltd. dated December 15, 2010	Filed with the SEC on December 16, 2010 as part of our Current Report on Form 8-K.
10.07	Stock Purchase Agreement between Willow Creek Enterprises, Inc. and Duke Holdings Ltd. dated January 11, 2011	Filed with the SEC on January 21, 2011 as part of our Current Report on Form 8-K.
10.08	Warrant between Willow Creek Enterprises, Inc. and Duke Holdings Ltd. dated January 11, 2011	Filed with the SEC on January 21, 2011 as part of our Current Report on Form 8-K.
10.09	Minerals Lease and Agreement between Willow Creek Enterprises, Inc. and MinQuest, Inc. dated February 7, 2011	Filed with the SEC on February 15, 2011 as part of our Current Report on Form 8-K.
10.10	Amended Minerals Lease and Agreement between Willow Creek Enterprises, Inc. and MinQuest, Inc. dated April 20, 2011	Filed with the SEC on April 25, 2011 as part of our Current Report on Form 8-K.
10.11	Promissory Note to Duke Holdings Ltd. dated July 6, 2011	Filed with the SEC on July 8, 2011 as part of our Current Report on Form 8-K.
14.01	Code of Ethics	Filed with the SEC on November 15, 2007 as part of our Registration Statement on Form SB-2.
16.01	Letter from Jewett, Schwartz, Wolfe & Associates dated June 28, 2011.	Filed with the SEC on June 29, 2011 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLOW CREEK ENTERPRISES, INC.

Dated: July 15, 2011	By: /s/ Terry Fields
Terry Fields
Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer