Form 10-K
period 2011-08-31
Willow Creek Enterprises Inc.
filed 2012-04-05
CIK 1415952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2011

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

Yes      . No  X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes      . No  X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2011 was $17,218,963.20 based upon the price ($0.08) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of April 2, 2012, there were 269,837,040 shares of the registrant’s $0.00025 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “WLOC”, “we”, “us” and “our” are references to Willow Creek Enterprises, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.  BUSINESS

Corporate History

Willow Creek Enterprises, Inc. (the “Company”) was incorporated in the state of Delaware on January 16, 2007, as an exploration company engaged in the acquisition and exploration of mineral properties.

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

On November 17, 2010, the Company entered into a Minerals Lease and Agreement (the “Hercules Agreement") with MinQuest,whereby the Company acquired the right to conduct mineral exploration activities for a term of seven (7) years (the “Term”) on various unpatented mining claims situated in Lyon County, Nevada collectively known as the Hercules Property (the “Hercules Property”).As consideration for the leased mineral rights the Company shall pay an aggregate of $290,000 and provide $3,500,000 in work commitments over the Term. Additionally, MinQuest is entitled to receive a 3% royalty from all mineral production derived from the exploration and development of the Hercules Property.

On February 7, 2011, the Company entered into a Minerals Lease and Agreement (the “Gilman Agreement") with MinQuest, giving the Company the right to conduct mineral exploration activities on and in unpatented mining claims collectively known as the Gilman Gold Property (the “Gilman Property”), situated in Lander County, Nevada for a term of twenty (20) years (the “Term”) with the right to renew. As consideration, the Company shall pay ten thousand ($10,000) (the “Base Rent”) upon execution of the Gilman Agreement, and an annual payment of the Base Rent plus any applicable annual rent increases in accordance with all of the other terms and conditions of the Gilman Agreement, for the remainder of the Term.

On April 20, 2011, the Company entered into an Amended Minerals Lease and Agreement (the “Amended Hercules Agreement”) with MinQuest to amend certain terms and conditions of the Hercules Agreement entered into on November 17, 2010 by and between the Company and Minquest, relating to the Hercules Property. Pursuant to the Amended Hercules Agreement, the following material provisions of the Hercules Agreement were amended: i) the Term was extended from seven (7) years to twenty (20) years; ii) the payment schedule as set forth in paragraph 3(a) was amended to include increases for inflation each year after the Seventh Year Anniversary; iii) the Area of Interest as set forth in paragraph 5 was increased to include a one mile radius surrounding the current boundaries of the Hercules Property; and iv) the list of Hercules Property mining claims as set forth in Schedule A thereto was amended to include an aggregate of 88 claims.

On April 20, 2011, the Company issued a press release announcing that it has acquired an additional two (2) mining claims as part of its Hercules Property located in Lyon County, Nevada.

Plan of Operation

Our plan of operation is to conduct mineral exploration activities on the Lori/Mamquam Property, Dolly Varden Property, Gilman Gold Property, and Hercules Property in order to assess whether they possess commercially exploitable mineral deposits. We are presently in the exploration stage of our business and we can provide no assurance that commercially viable mineral deposits exist on our mineral claims or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. Further exploration is required before a final evaluation as to the economic and legal feasibility is required to determine whether our mineral claims possess commercially exploitable mineral deposits. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claims.

We have completed Phase I of our exploration program of the Lori/Mamquam Property, Hercules Property and Dolly Varden Property and are now currently assessing the feasibility of moving into Phase II of our exploration programs. A decision regarding proceeding into Phase II of our explorations on the Lori/Mamquam Property, Hercules Property and Dolly Varden Property will be made by assessing whether the results of Phase I are sufficiently positive to enable us to obtain the financing that we will need to continue through additional stages of the exploration programs. This assessment will include an assessment of the market for financing of mineral exploration projects and an evaluation of our cash reserves after the completion of Phase I. The decision whether or not to proceed will be based on the recommendations of our geological consultant. The decision of the consultant whether or not to recommend proceeding with our exploration programs will be based on a number of factors, including his subjective judgment, and will depend primarily on the results of the immediately preceding stage. As of the date of filing this annual report, we have not yet commenced mineral exploration activities on the Gilman Gold Property. A summary of our first phase exploration activities on the Dolly Varden Property and Hercules Property is outlined below.

We announced on November 22, 2010, that Phase One of the exploration program at the Dolly Varden Property began and finished ahead of schedule and below budget. Sixteen (16) samples from this zone were collected and submitted to Chemex labs for assaying and analytical testing. The Company announced on January 4, 2011, that the results from the initial sampling and property examination on the Dolly Varden Property were completed.  The geologists reported anomalous gold and copper throughout the property.  Sixteen (16) samples were collected and assayed for a suite of elements. Nine (9) of the samples contained significant quantities of copper, silver and/or gold with some also having molybdenum, lead and zinc. Eight (8) of the sixteen (16) rock samples contained gold values that were anomalous to very anomalous (from 0.028 ppm to 1.51 ppm). Four (4) of the samples contained significant quantities of copper and one sample contained significant silver, lead, and zinc.

On August 25, 2011, the Company announced the completion of Phase One of its drill program at its Hercules Property.  Phase One was comprised of a 20 hole drill program that totaled more than 6,000 feet of drilling of targeted areas on the Hercules Property.  The Company had originally only planned to drill 12-14 holes but due to some encouraging initial drill cores, the Company decided to increase that number to 20.

During our future exploration activities on the Lori/Mamquam Property, Dolly Varden Property, Gilman Gold Property, and Hercules Property, our President will devote less than full-time hours per week to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work has been and will continue to be performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months. We do not plan to make any purchases of equipment over the next twelve months due to reliance upon outside consultants to provide all equipment needed for the exploratory work being conducted.

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$20,850
Office Expenses	-
Mineral Property Exploration Expenses	35,000
TOTAL	$50,850

Our total expenditures over the next twelve months are anticipated to be approximately $50,850. Our cash on hand as of August 31, 2011 is $2,504. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing in order to commence the exploration of the Dolly Varden Property, Gilman Gold Property, and Hercules Property.

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

i.

Ensuring that any water discharge meets drinking water standards;

ii.

Dust generation will have to be minimal or otherwise remediated;

iii.

Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

iv.

All material to be left on the surface will need to be environmentally benign;

v.

Ground water will have to be monitored for any potential contaminants;

vi.

The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

vii.

There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our offices are currently located at 7251 W. Lake Mead Blvd., Suite 300, Las Vegas, Nevada 89128 and our telephone number is (310) 600-8757. We currently have a year contract for this space and we lease the space for $249 per month. As of the date of this filing, we have not sought to move or change our office site as our space is adequate to meet our needs.  We do not own any real property.

On August 28, 2007, we acquired a 100% undivided interest in the Lori/Mamquam Property from Andrew Sostad pursuant to a purchase agreement for cash consideration of $6,000. The Lori/Mamquam Property claim is situated in the Vancouver Mining District, British Columbia, Canada. The property has since been abandoned.

On October 9, 2010, the Company entered into the Dolly Varden Agreement with MinQuest, pursuant to which the Company acquired the right to conduct mineral exploration activities on and in the Dolly Varden Property, consisting of Twenty-Two (22) unpatented claims, situated in Elko County, Nevada for a term of twenty (20) years with the right to renew. Additionally, the Company acquired the right to participate in the development of minerals from the Dolly Varden Property, subject to the terms of the Dolly Varden Agreement.

On November 17, 2010, the Company entered into the Hercules Agreement with MinQuest, whereby the Company acquired the right to conduct mineral exploration activities for a term of seven (7) years on the Hercules Property, consisting of various unpatented mining claims.  On April 20, 2011, the Company entered into the Amended Hercules Agreement to amend certain terms and conditions of the Hercules Agreement including, an amendment to increase the number of claims included in the Hercules property to 88 claims.

On February 7, 2011, the Company entered into the Gilman Agreement with MinQuest, giving the Company the right to conduct mineral exploration activities on the Gilman Property consisting of unpatented mining claims, situated in Lander County, Nevada for a term of twenty (20) years with the right to renew.

ITEM 3.  LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock had been quoted on the OTC Bulletin Board since April 3, 2008 under the symbol “WLOC.OB”.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB for the quarterly periods indicated below based on our fiscal year end of August 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.   Effective December 27, 2011, our common stock was removed from quotation on the OTC Bulletin Board and our new symbol is “WLOCE.OB.”

Fiscal Quarter	High	Low
First Quarter (Sept 1, 2010 – Nov 30,2010)	$1.50	$0.37
Second Quarter (Dec 1, 2010 – Feb 28, 2011)	$2.72	$0.07
Third Quarter (Mar 1, 2011 – May 31, 2011)	$0.12	$0.05
Fourth Quarter (June 1, 2011 – Aug 31, 2011)	$0.095	$0.0499

Record Holders

As of August 31, 2011, an aggregate of 269,837,040 shares of our Common Stock were issued and outstanding and were owned by approximately 15 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

Other than as previously disclosed, none.

Re-Purchase of Equity Securities

None.

Dividends

On December 27, 2010, the Company authorized a 4-for-1 forward split of its issued and outstanding common shares, whereby every one old share of common stock was exchanged for four new shares of the Company's common stock. As a result, the issued and outstanding shares of common stock increased from 67,199,986 prior to the forward split to 268,799,944 following the forward split. FINRA confirmed approval of the forward split, payable as a dividend to shareholders as of January 11, 2011, and the forward split became effective on January 14, 2011. The forward split shares are payable upon surrender of certificates to the Company's transfer agent.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

Working Capital

	August 31, 2011	August 31, 2010
Current Assets	$2,504	$0
Current Liabilities	$182,688	$66,666
Working Capital Deficit	$(180,184)	$(66,666)

Cash Flows

	Year Ended	Year Ended
	August 31, 2011	August 31, 2010
Cash Flows from (used in) Operating Activities	$(204,096)	$(21,965)
Cash Flows from (used in) Investing Activities	$(432,195)	$0
Cash Flows from (used in) Financing Activities	$638,795	$21,635
Net Increase (decrease) in Cash During Period	$2,504	$(330)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the year ended August 31, 2011 was $373,318 compared with $1,458,866 for the year ended August 31, 2010. The decrease in operating expenditures was attributed to the issuance of 2,000,000 common shares to the Company’s President in 2010.

Net loss for the year ended August 31, 2011 was $669,336 compared with $1,458,866 for the year ended August 31, 2010. The overall decrease in net loss of $789,530 was attributed to the decline in price of  a $1,400,000 share issuance to the Company’s President in 2010, and that there were no further issuances to Officers and Directors during 2011.

Liquidity and Capital Resources

As at August 31, 2011, the Company’s cash balance was $2,504 compared to $0 as at August 31, 2010 and its total assets were $235,706 compared with $0 as at August 31, 2010. The increase in total assets is attributed to the Hercules Property.

As at August 31, 2011, the Company had total liabilities of $182,688 compared with total liabilities of $66,666 as at August 31, 2010. The increase in total liabilities was attributed to increases in accounts payable and accrued liabilities of $22,258 as the Company did not have sufficient cash flow to settle obligations. The increase was partially offset by loans to the Company of $160,430.

As at August 31, 2011, the Company had a working capital deficit of $180,184 compared with a working capital deficit of $66,666 as at August 31, 2010. The decrease in working capital deficit was attributed to accounts payable and accrued liabilities of $22,258 due to the lack of sufficient cash flow to pay its obligations the increase was partially offset by loans to the Company of $160,430.

Cashflow from Operating Activities

During the year ended August 31, 2011, the Company used $204,096 of cash for operating activities compared to the use of $21,965 of cash for operating activities during the year ended August 31, 2010. The increase in cashflows used for operating activities is attributed to the fact that the Company received $638,795 of financing from notes payable and equity sale of common stock of which the majority was used to settle outstanding obligations of the Company and on going exploration activities.

Cashflow from Investing Activities

During the years ended August 31, 2011 the company acquired several mineral properties in the State of Nevada, investing a cumulative amount of $432,195 in these mineral properties and, in 2010, the Company did not have any cash transactions related to investing activities.

Cashflow from Financing Activities

During the year ended August 31, 2011, the Company received $638,795 of cash from financing activities compared to $21,635 for the year ended August 31, 2010. The increase in cashflows provided from financing activities is based on the fact that the Company received $638,795 of financing from third-parties and $0 from related parties to settle outstanding obligations of the Company during the day-to-day operations as compared to $21,635 in 2010.

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

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Contractual Obligations

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WILLOW CREEK ENTERPRISES, INC.

AUGUST 31, 2011

Note: During the year ended August 31, 2011 the Company changed Independent Registered Accounting firms, due to the fact that the Company's previous Independent Registered Accounting Ceased operations during the year ended August 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Willow Creek Enterprises, Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Willow Creek Enterprises, Inc.(An Exploration Stage Company) as of August 31, 2011 and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the period then ended and from inception (January 16, 2007) through August 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willow Creek Enterprises, Inc. as of August 31, 2011, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statement, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

February 7, 2012

WILLOW CREEK ENTERPRISES, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	August 31, 2011	August 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$2,504	$-

Total Current Assets	2,504	-

Mineral rights	233,202	-

TOTAL ASSETS	$235,706	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable & accrued liabilities	$22,258	$45,031
Loans payable	160,430	21,635
Total Current Liabilities	182,688	66,666

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00025 par value, 300,000,000 shares authorized, 269,837,040 and 668,799,944 (post-split) shares issued and outstanding at August 31, 2011 and 2010 respectively	67,459	167,200
Additional paid in capital	2,212,561	1,323,800
Deficit accumulated during the exploration stage	(2,227,002)	(1,557,666)
Total Stockholders' Equity (Deficit)	53,018	(66,666)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$235,706	$-

The accompanying notes are an integral part of these consolidated financial statements.

WILLOW CREEK ENTERPRISES, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended	For the Period From January 16, 2007 (Inception) to
	August 31, 2011	August 31, 2010	August 31, 2011

Revenues	$-	$-	$-

Operating expenses:
Professional fees	34,318	1,436,710	1,504,819
Mineral rights impairment	198,993	-	198,993
General and administrative	140,007	22,156	227,172
Total operating expenses	373,318	1,458,866	1,930,984

Other income (expenses)
Interest expense	(9,103)	-	(9,103)
Debt settlement loss	(286,915)	-	(286,915)
Total other income (expenses)	(296,018)	-	(296,018)

Net (loss)	$(669,336)	$(1,458,866)	$(2,227,002)

Weighted average number of shares outstanding during	326,490,272	661,260,216
the period - basic and diluted
Net loss per share - basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

WILLOW CREEK ENTERPRISES, INC.
(An Exploration Stage Company)
STATEMENTS OF SHAREHOLDERS EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit During Exploration Stage
	Shares Issued	Par Value $.001 per share	Shares Issued	Par Value $.00025 per share			Total
BALANCE, JANUARY 16, 2007 (Inception)	-	$-	-	$-	$-	$-	$-
Common stock issued to company president	-	-	420,000,000	105,000	(100,000)	-	5,000
Common stock issued to non affiliate shareholders	-	-	240,799,944	60,200	25,800	-	86,000
Net loss	-	-	-	-	-	(14,085)	(14,085)
BALANCE, AUGUST 31, 2007	-	$-	660,799,944	$165,200	$(74,200)	$(14,085)	$76,915
Net loss	-	-	-	-	-	(67,316)	(67,316)
BALANCE, AUGUST 31, 2008	-	$-	660,799,944	$165,200	$(74,200)	$(81,401)	$9,599
Net loss	-	-	-	-	-	(17,399)	(17,399)
BALANCE, AUGUST 31, 2009	-	$-	660,799,944	$165,200	$(74,200)	$(98,800)	$(7,800)
Company stock issued to company president August 10, 2010	-	-	8,000,000	2,000	1,398,000	-	1,400,000
Net loss	-	-	-	-	-	(1,458,866)	(1,458,866)
BALANCE, AUGUST 31, 2010	-	$-	668,799,944	$167,200	$1,323,800	$(1,557,666)	$(66,666)
Surrender and cancellation of company stock issued to the president October 22, 2011	-	-	(400,000,000)	(100,000)	100,000	-	-
Stock issued for debt settlement	-	-	606,060	151	275,606	-	275,757
Company stock issued for private placement January 11, 2011	-	-	431,036	108	249,892	-	250,000
Warrant issued for debt settlement	-	-	-	-	261,158	-	261,158
Imputed interest	-	-	-	-	2,105	-	2,105
Net loss	-	-	-	-	-	(669,336)	(669,336)
BALANCE, AUGUST 31, 2011	-	$-	269,837,040	$67,459	$2,212,561	$(2,227,002)	$53,018

The accompanying notes are an integral part of these consolidated financial statements.

WILLOW CREEK ENTERPRISES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended	For the Period From January 16, 2007 (Inception) to
	August 31, 2011	August 31, 2010	August 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(669,336)	$(1,458,866)	$(2,227,002)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Loss on debt settlement	286,915	-	286,915
Impairment expense on mineral property	198,993	-	198,993
Imputed interest	2,105	-	2,105
Issuance of common stock for services rendered	-	1,400,000	1,400,000
Changes in operating assets and liabilities:
Accounts payable & accrued liabilities	(22,773)	36,901	22,258
Cash (used in) operating activities	(204,096)	(21,965)	(316,731)

CASH FLOWS TO INVESTING ACTIVITIES
Mineral rights acquisition	(432,195)	-	(432,195)
Cash (used in) investing activities	(432,195)	-	(432,195)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions of common stock	250,000	-	341,000
Proceeds from loans payable	389,970	21,635	411,605
Repayment of debt	(1,175)	-	(1,175)
Cash provided by financing activities	638,795	21,635	751,430

INCREASE (DECREASE) IN CASH	2,504	(330)	2,504
CASH AT BEGINNING OF PERIOD	-	330	-

CASH AT END OF PERIOD	$2,504	$-	$2,504
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-
SUPPLEMENTALNON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock for services rendered	$-	$1,400,000	$1,400,000
Surrender and cancellation of common stock	$(100,000)	$-	$(100,000)

The accompanying notes are an integral part of these consolidated financial statements.

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of January 16, 2007 (inception)

through August 31, 2011

NOTE 1 - NATURE OF OPERATIONS

Willow Creek Enterprises, Inc (“Company”) was incorporated in the State of Delaware on January 16, 2007. The Company was organized to explore mineral properties, currently in The State of Nevada.

NOTE 2 – GOING CONCERN

These consolidated financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of August 31, 2011, the Company had $2,504, in cash, working capital deficit of $180,184 and stockholders’ equity of $53,018 and accumulated net losses of $2,227,002 since inception. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of January 16, 2007 (inception)

through August 31, 2011

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in ASC “Property, Plant, and Equipment". The Company determines impairment by comparing the discounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

Start-up Expenses

The Company has adopted Statement of Position (SOP) No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on January 16, 2007 to August 31, 2011.

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of January 16, 2007 (inception)

through August 31, 2011

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Mineral Property Costs

Mineral property acquisition, exploration and development costs are expenses as incurred until such time as economic reserves are quantified. From that time forward, the Company will capitalize all costs to the extent that future cash flows from mineral resources equal or exceed the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. Costs related to site restoration programs will be accrued over the life of the project. To date, the Company has established proven reserves on one of its mineral properties.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada. The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with the ASC 830 “Foreign Currency Translation”.

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in stockholders’ (deficit) equity, if applicable. There were no translation adjustments as of August 31, 2011.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. If applicable, exchange gains and losses are included in other items on the consolidated statements of operations. There were no exchange gains or losses as of August 31, 2011.

Basic and Diluted Loss Per Share

The Company computed basic and diluted loss per share amounts pursuant to the ASC 260 “Earnings per Share.” There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

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

Comprehensive Loss

ASC 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of August 31, 2011, the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of January 16, 2007 (inception)

through August 31, 2011

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No. 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this ASU did not have a material impact on our consolidated financial statements; however, it may affect any future stock distributions

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirements that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance and has been adopted by the Company.

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of January 16, 2007 (inception)

through August 31, 2011

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

Other ASUs not effective until after August 31, 2011, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 4 – MINERAL LEASES AND CLAIMS

On August 28, 2007, the Company acquired a 100% interest in numerous claims known as the Lori/Mamquam Property and is located in the Vancouver Mining Division, British Columbia. The claims were purchased for $6,000 cash and were abandoned in 2011.

On October 9, 2010, the Company entered into that certain Minerals Lease and Agreement (the “Agreement") with MinQuest, Inc., a Nevada S Corporation ("MinQuest"), giving the Company the right to conduct mineral exploration activities on and in unpatented mining claims collectively known as Dolly Varden South (the “Property”), situated in Elko County, Nevada for a term of twenty (20) years (the “Term”) with the right to renew. As consideration, the Company shall pay ten thousand dollars ($10,000) upon execution of the Agreement, and an annual payment of ten thousand dollars ($10,000) for the remainder of the Term. Additionally, pursuant to the Agreement, the Company shall be granted the subsequent right to participate in the development of minerals from the Property subject to the terms and conditions of the Agreement.

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of January 16, 2007 (inception)

through August 31, 2011

NOTE 4 – MINERAL LEASES AND CLAIMS (CONTINUED)

On November 17, 2010, the Company entered into a Minerals Lease and Agreement (the “Agreement") with MinQuest, Inc., a Nevada corporation ("MinQuest") whereby the Company acquired the right to conduct mineral exploration activities for a term of seven (7) years on various unpatented mining claims situated in Lyon County, Nevada collectively known as the Hercules Property.  As consideration for the leased mineral rights, the Company shall pay an aggregate of $290,000 over the term of the lease and shall provide $3,500,000 in work commitments over the term of the Agreement. Additionally, MinQuest is entitled to receive a 3% royalty from all mineral production derived from the exploration and development of the Hercules Property.

On February 7, 2011, the Company entered into that certain Minerals Lease and Agreement (the “Agreement") with MinQuest, Inc., a Nevada S Corporation ("MinQuest"), giving the Company the right to conduct mineral exploration activities on and in unpatented mining claims collectively known as the Gilman Gold Property (the “Property”), situated in Lander County, Nevada for a term of twenty (20) years (the “Term”) with the right to renew.  As consideration, the Company shall pay ten thousand dollars ($10,000) (the “Base Rent”) upon execution of the Agreement, and an annual payment of the Base Rent plus any applicable annual rent increases in accordance with all of the other terms and conditions of the Agreement, for the remainder of the Term. Additionally, the Company shall be granted the subsequent right to participate in the development of minerals from the Property subject to the terms and conditions of the Agreement.

On April 20, 2011, the Company entered into an Amended Minerals Lease and Agreement with MinQuest (the “Amended Agreement”) to amend certain terms and conditions of the Original Agreement including, but not limited to, the following material changes from the Original Agreement to the Amended Agreement: i) the Term is extended from seven (7) years to twenty (20) years; ii) the payment schedule as set forth in paragraph 3(a) is amended to include increases for inflation each year after the Seventh Year Anniversary; iii) the Area of Interest as set forth in paragraph 5 is increased to include a one mile radius surrounding the current boundaries of the Hercules Property; and iv) the list of Hercules Property mining claims as set forth in Schedule A is amended to include 88 claims in the aggregate.

On April 20, 2011, the Company issued a press release announcing that it has acquired an additional two (2) mining claims as part of its Hercules Property located in Lyon County, Nevada.

NOTE 5 – IMPAIRMENT OF LONG LIVED ASSETS

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in ASC “Property, Plant, and Equipment". The Company determines impairment by comparing the discounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

The amount of impairment listed below is due to acquisition costs and exploration costs associated with the Company's mineral properties prior to discovery of an indicated resource.

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of January 16, 2007 (inception)

through August 31, 2011

NOTE 5 – IMPAIRMENT OF LONG LIVED ASSETS (CONTINUED)

	August 31,
	2011	2010
Total Cash Spent	$432,195	$-
Mineral Property Expense	$198,993	$-
Impaired	-	-
Total Mineral Property	233,202	-
Expense Capitalized	-	-

In March of 2011, a technical report was prepared and in accordance with 43-101 which is the current industry standard. In the report, an indicated resource of 16,554,587 short tons at an average grade of 0.024 ounces per ton, equating to 399,703 ounces of gold equivalent.

NOTE 6 – STOCKHOLDERS’ EQUITY

Between January 16, 2007 and August 31, 2007, the Company received one subscription from the Company’s sole officer and director totaling cash proceeds of $5,000 and the issuance of 105,000,000 common shares.

Between January 16, 2007 and August 31, 2007, the Company received subscriptions from 45 non-affiliate shareholders, totaling cash proceeds of $86,000 and the issuance of 60,199,986 common shares.

On February 23, 2010, the Company completed a 21-1 forward split of the Company’s issued and outstanding common shares, bringing the total of issued common shares to 165,199,986 from 7,866,666.

On August 10, 2010, the Company issued 2,000,000 shares of restricted common stock to the Company’s new incoming President there was no cash consideration paid for these shares and have been valued at $0.70 the trading value on the day the agreement was entered at $1,400,000.

On October 22, 2010, the Company retired a total of 100,000,000 common restricted shares owned by the Company’s former president.

From September 2011 to December 15, 2010, the Company accepted a $250,000 Loan from Duke Holdings Ltd. in exchange for: i) 606,060 shares of the Company’s common stock priced at $0.4125 per share, par value $0.001, and ii) a three (3) year warrant to purchase additional shares of the Company’s common stock priced at $0.4375 per share, par value $0.001, per the terms of the Stock Purchase Agreement. The net proceeds of the financing of $250,000 was allocated on a relative fair value basis as $606,060 to common shares and $606,060 to warrants.  The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 1.50 years; volatility of 314.31% ; no dividend yield; and a discount rate of 0.66%.

On January 11, 2011, the  Company accepted, per the terms of the Stock Purchase Agreement, $250,000 from Duke Holdings Ltd. in exchange for: i) 431,032 shares of the Company’s common stock priced at $0.54 per share, par value $0.001, and ii) a three (3) year warrant to purchase additional shares of the Company’s common stock priced at $0.60 per share, par value $0.001. The net proceeds of the financing of $1,679,720 was allocated on a relative fair value basis as $1,444,653 to common shares and $235,067 to warrants.  The fair value of each warrant issued was calculated using the Black-Scholes option pricing model with the following assumptions: expected life of 1.50 years; volatility of 214.17%; no dividend yield; and a discount rate of 0.60%.

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of January 16, 2007 (inception)

through August 31, 2011

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Effective January 14, 2011, the Company completed a 4-1 forward split of the issued and outstanding shares of the Company. All amounts have been adjusted for the forward split.

As a result of the forward split, the 151,515 common shares and 151,515 share purchase warrants issued on December 15, 2010 would change to 606,060 common shares, and 606,060 share purchase warrants with an exercise price of $0.43.75 per share.

As a result of the forward split, the 107,758 common shares and 107,758 share purchase warrants issued on January 11, 2011 would change to 431,032 common shares, and 431,032 share purchase warrants with an exercise price of $0.60 per share.

NOTE 7 - LOANS PAYABLE

As of August 31, 2011, the Company had received a loan in the amount of $20,460 from an unrelated third party.  The funds are non-interest bearing, unsecured, and do not have any specific repayment terms.

As of August 31, 2011, the Company had received loans in the amount of $389,970 from an unrelated third party, of which $250,000 was converted to 606,060 common shares and 606,060 share purchase warrants with an exercise price of $0.43.75 per share. The remaining funds $139,970 are interest bearing at a rate of 10% per annum and have imputed interest to date of $2,105. The funds are unsecured, and do not have any specific repayment terms.

NOTE 8 – INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended August 31, 2011 and 2010 consist of the following:

	August 31
	2011	2010
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$227,574	$494,424
State	198,203	131,429
	425,777	625,853
Valuation allowance	(425,777)	(625,853)
Provision benefit for income taxes, net	$-	$-

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of January 16, 2007 (inception)

through August 31, 2011

NOTE 8 – INCOME TAXES (CONTINUED)

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	August 31
	2011	2010
Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	8.9%	8.9%
Valuation allowance	(42.9%)	(42.9%)

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	August 31,
	2011	2010
Net operating loss carryforward	$2,227,002	$1,557,666
Valuation allowance	(2,227,002)	(1,557,666)
Deferred income tax asset	$-	$-

The Company has a net operating loss carryforward of approximately $2,227,002 available to offset future taxable income through 2020.

NOTE 9 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock. This calculation is not done for periods in a loss position as this would be anti-dilutive. As of August 31, 2011, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future. The information related to basic and diluted earnings per share is as follows

	Ended August 31,
	2011	2010
Numerator:
Continuing operations:
Income from continuing operations	$(669,336)	$(1,458,866)
Effect of dilutive convertible debt	-	-
Total	$(669,336)	$(1,458,866)
Discontinued operations	-	-
Loss from discontinued operations	-	-
Net income (loss)	$(669,336)	$(1,458,866)
Denominator:	-	-
Weighted average number of shares outstanding – basic and diluted	326,490,272	661,260,216

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of January 16, 2007 (inception)

through August 31, 2011

NOTE 10 – SUBSEQUENT EVENTS

During the year ended August 31, 2011 the Company evaluated the potential of any subsequent events and determined that the following events occurred subsequent to August 31, 2011.

On September 29, 2011, the Company issued an unsecured ten percent (10%) Promissory Note (the “Note”) to Duke Holdings Ltd. (“Duke”) in the amount of four thousand seven hundred US dollars ($4,700), to evidence funds loaned by Duke to the Company on September 29, 2011.  The Note earns simple interest accruing at ten percent (10%) per annum and is due upon demand ten (10) days written notice by Duke.

On December 27, 2011, the Company issued an unsecured ten percent (10%) Promissory Note (the “Note”) to Duke Holdings Ltd. (“Duke”) in the amount of ten thousand US dollars ($10,000), to evidence funds lent by Duke to the Company on December 9, 2011.  The Note earns simple interest accruing at ten percent (10%) per annum and is due upon demand with ten (10) days written notice by Duke.

On March 22, 2012, the Company issued an unsecured ten percent (10%) Promissory Note (the “Note”) to Duke Holdings Ltd. (“Duke”) in the amount of eighty thousand US dollars ($80,000), to evidence funds lent by Duke to the Company on March 15, 2012. The Note earns simple interest accruing at ten percent (10%) per annum and is due upon demand with ten (10) days written notice by Duke.

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

The Company provided a copy of the foregoing disclosures to JSWA prior to the date of the filing of the Current Report on Form 8-K as filed with the SEC on June 29, 2011 and requested that JSWA furnish it with a letter addressed to the SEC stating whether or not it agrees with the statements in the Report. A copy of the letter furnished in response to that request was filed as Exhibit 16.1 to the Current Report on Form 8-K.

ITEM 9A.  CONTROLS AND PROCEDURES.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2011 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of August 31, 2011, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at August 31, 2011, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of August 31, 2011, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year, 2011- 2012.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s):

Name	Age	Position with the Company	Director Since
Terry Fields	68	CEO, CFO, President, Treasurer, Secretary, & Director	August 9, 2010
Larry Eastland	67	Director	March 1, 2010

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each of our directors is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Delaware General Corporate Law. Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

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

Identification of Significant Employees

We have no significant employees other than Mr. Terry Fields, our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer.  A written copy of the Code is available on written request to the Company and is filed with the SEC on November 15, 2007 as part of the Company’s SB-2 that is incorporated by reference hereto as Exhibit 14.01.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended August 31, 2011, Forms 5 and any amendments thereto furnished to us with respect to the year ended August 31, 2011, and the representations made by the reporting persons to us, we believe that during the year ended August 31, 2011, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended August 31, 2011 and 2010:

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 8/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Terry Fields (1) President, CEO, CFO, Treasurer, Secretary, and Director	2011	36,000	-0-	-0-	-0-	-0-	-0-	-0-	36,000
	2010	3,000	-0-	1,400,000(2)	-0-	-0-	-0-	-0-	1,403,000
Sidney Swick(3) Former President, CEO, CFO, Treasurer, Secretary, and Director	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

On August 9, 2010, Mr. Terry Fields entered into an Employment Agreement with the Company, which provides that Mr. Fields shall serve as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director for an initial term of one year, which term shall thereafter be automatically renewed for additional terms of one year until terminated.   In exchange, Mr. Fields received a one-time fully-paid issuance of two million (2,000,000) shares of the Company’s common stock and shall receive a monthly salary of $3,000.

(2)

This dollar estimate is based on the grant date aggregate fair value at the close of business in accordance with FASB ASC Topic 718.

(3)

On August 9, 2010, Mr. Sidney Swick resigned from all positions with the Company, including President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director. During his time as officer of the Company, Mr. Swick received no compensation.

Narrative Disclosure to Summary Compensation Table

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended August 31, 2011.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of August 31, 2011, by: (i) our directors; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1) (#)	Percent of Class(2) (%)
Terry Fields(3) 7251 W. Lake Mead Blvd., Suite 300 Las Vegas, Nevada 89128	Common	28,000,000	10.38%
Larry Eastland(4) 7251 W. Lake Mead Blvd., Suite 300 Las Vegas, Nevada 89128	Common	-0-	-0-
All Officers and Directors as a Group (2 Persons)	Common	28,000,000	10.38%
Blackjack Capital LLC 2248 Forestglade Dr. Smoke Rise, GA 30087	Common	26,600,000	9.86%

1.

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

2.	Based on 269,837,040 issued and outstanding shares of Common Stock as of August 31, 2011.
3.

Terry Fields received 2,000,000 shares of the Company’s common stock (pre-forward split) pursuant to an Employment Agreement executed on August 9, 2010. Mr. Fields received a transfer of 5,000,000 shares (pre-forward split) from Sidney Swick on or about October 21, 2010.

4.	Larry Eastland became a director of the Company on March 1, 2010 and does not own or control any shares of the Company.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

·

Disclosing such transactions in reports where required;

·

Disclosing in any and all filings with the SEC, where required;

·

Obtaining disinterested directors consent; and

·

Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Terry Fields is not an independent director because he is also an executive officer of the Company.

According to the NASDAQ definition, Larry Eastland is an independent director because he is not an officer of the Company and is not a beneficial owner of the Common Stock of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended August 31, 2011	Year Ended August 31, 2010
Audit fees	$5,500	$7,500
Audit-related fees	$2,000	$9,000
Tax fees	$0	$0
All other fees	$2,500	$880
Total	$10,000	$17,380

Audit Fees

During the fiscal years ended August 31, 2011, we incurred approximately $5,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended August 31, 2011.

During the fiscal year ended August 31, 2010, we incurred approximately $7,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended August 31, 2010.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended August 31, 2011 and 2010 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $2,000 and $9,000, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended August 31, 2011 and 2010 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended August 31, 2011 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $2,500 and $880, respectively.

PART IV

ITEM 15.

EXHIBITS.

(a)

Exhibits

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on November 15, 2007 as part of our Registration Statement on Form SB-2.
3.02	Bylaws	Filed with the SEC on November 15, 2007 as part of our Registration Statement on Form SB-2.
10.01	Employment Agreement between Willow Creek Enterprises, Inc. and Terry Fields dated August 9, 2010	Filed with the SEC on August 16, 2010 as part of our Current Report on Form 8-K.
10.02	Form of Securities Purchase Agreement	Filed with the SEC on September 22, 2010 as part of our Current Report on Form 8-K.
10.03	Form of Common Stock Purchase Warrant	Filed with the SEC on September 22, 2010 as part of our Current Report on Form 8-K.
10.04	Minerals Lease and Agreement between Willow Creek Enterprises, Inc. and MinQuest, Inc. dated October 9, 2010	Filed with the SEC on October 21, 2010 as part of our Current Report on Form 8-K.
10.05	Minerals Lease and Agreement between Willow Creek Enterprises, Inc. and MinQuest, Inc. dated November 17, 2010	Filed with the SEC on December 2, 2010 as part of our Current Report on Form 8-K.
10.06	Stock Purchase Agreement between Willow Creek Enterprises, Inc. and Duke Holdings Ltd. dated December 15, 2010	Filed with the SEC on December 16, 2010 as part of our Current Report on Form 8-K.
10.07	Stock Purchase Agreement between Willow Creek Enterprises, Inc. and Duke Holdings Ltd. dated January 11, 2011	Filed with the SEC on January 21, 2011 as part of our Current Report on Form 8-K.
10.08	Warrant between Willow Creek Enterprises, Inc. and Duke Holdings Ltd. dated January 11, 2011	Filed with the SEC on January 21, 2011 as part of our Current Report on Form 8-K.
10.09	Minerals Lease and Agreement between Willow Creek Enterprises, Inc. and MinQuest, Inc. dated February 7, 2011	Filed with the SEC on February 15, 2011 as part of our Current Report on Form 8-K.
10.10	Amended Minerals Lease and Agreement between Willow Creek Enterprises, Inc. and MinQuest, Inc. dated April 20, 2011	Filed with the SEC on April 25, 2011 as part of our Current Report on Form 8-K.
10.11	Promissory Note to Duke Holdings Ltd. dated July 6, 2011	Filed with the SEC on July 8, 2011 as part of our Current Report on Form 8-K.
10.12	Promissory Note to Duke Holdings Ltd. dated July 19, 2011	Filed with the SEC on July 20, 2011 as part of our Current Report on Form 8-K.
10.13	Promissory Note to Duke Holdings Ltd. dated August24, 2011	Filed with the SEC on August 29, 2011 as part of our Current Report on Form 8-K.
10.14	Promissory Note to Duke Holdings Ltd. dated September 29, 2011	Filed with the SEC on October 5, 2011 as part of our Current Report on Form 8-K.
10.15	Promissory Note to Duke Holdings Ltd. dated December 27, 2011	Filed with the SEC on December 28, 2011 as part of our Current Report on Form 8-K.
14.01	Code of Ethics	Filed with the SEC on November 15, 2007 as part of our Registration Statement on Form SB-2.
16.01	Letter from Jewett, Schwartz, Wolfe & Associates dated June 28, 2011	Filed with the SEC on June 29, 2011 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

[Signature Page to Follow]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLOW CREEK ENTERPRISES, INC.

Dated: April 5, 2012

/s/ Terry Fields

By: Terry Fields

Its: President, Principal Executive Officer& Principal

Financial Officer, Secretary and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: April 5, 2012

/s/ Terry Fields

By: Terry Fields– Director

Dated: April 5, 2012

/s/ Larry Eastland

By: Larry Eastland – Director