Form 10-Q
period 2011-11-30
Willow Creek Enterprises Inc.
filed 2012-06-11
CIK 1415952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

Yes      . No   X  .

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

Yes      . No   X  .

As of June 5, 2012, there were 269,837,040 shares of the Registrant’s $0.00025 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	(Unaudited)	(Audited)
	November 30, 2011	August 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$10	$2,504
Total Current Assets	10	2,504
Mineral rights	-	233,202

TOTAL ASSETS	$10	$235,706

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable & accrued liabilities	$28,209	$22,258
Loans payable	165,130	160,430
Total Current Liabilities	193,339	182,688

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00025 par value, 300,000,000 shares authorized, 269,837,040 shares issued and outstanding at November 30, 2011 and August 31, 2011	67,459	67,459
Additional paid in capital	2,213,625	2,212,561
Deficit accumulated during the exploration stage	(2,474,413)	(2,227,002)
Total Stockholders' Equity (Deficit)	(193,329)	53,018
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10	$235,706

The accompanying notes are an integral part of these consolidated financial statements

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the period from January 16, 2007 (Inception) to
	November 30, 2011	November 30, 2010	November 30, 2011

Revenues	$-	$-	$-

Operating expenses:
Professional fees	2,000	10,710	1,506,819
Mineral rights imparement	233,202	49,023	432,195
General and administrative	7,610	34,425	234,782
Total operating expenses	242,812	94,158	2,173,796
Other (expenses)
Interest expense	(4,599)	-	(13,702)
Debt settlement loss	-	-	(286,915)
Total other (expenses)	(4,599)	-	(300,617)

Net (loss)	$(247,411)	$(94,158)	$(2,474,413)

Weighted average number of shares outstanding during the period - basic and diluted	269,837,040	497,371,373

Net loss per share - basic and diluted	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended	For the three months ended	For the period from January 16, 2007 (Inception) to
	November 30, 2011	November 30, 2010	November 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(247,411)	$(94,158)	$(2,474,413)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Loss on debt settlement	-	-	286,915
Impairment expense on mineral property	233,202	49,023	432,195
Imputed interest	1,064	-	3,169
Issuance of common stock for services rendered	-	-	1,400,000
Changes in operating assets and liabilities:
Accounts payable & accrued liabilities	5,951	(21,185)	28,209
Cash (used in) operating activities	(7,194)	(66,320)	(323,925)
CASH FLOWS TO INVESTING ACTIVITIES
Mineral rights acquisition	-	(49,023)	(432,195)
Cash (used in) investing activities	-	(49,023)	(432,195)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions of common stock	-	151,224	341,000
Proceeds from loans payable	4,700	-	416,305
Repayment of debt	-	(1,175)	(1,175)
Cash provided by financing activities	4,700	150,049	756,130

INCREASE (DECREASE) IN CASH	(2,494)	34,706	10
CASH AT BEGINNING OF PERIOD	2,504	-	-
CASH AT END OF PERIOD	$10	$34,706	$10
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-
SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock for services rendered	$-	$1,400,000	$1,400,000
Surrender and cancellation of common stock	$(100,000)	$-	$(100,000)

The accompanying notes are an integral part of these consolidated financial statements

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of January 16, 2007 (inception)

through November 30, 2011

NOTE 1 - NATURE OF OPERATIONS

Willow Creek Enterprises, Inc. (Company) was incorporated in the State of Delaware on January 16, 2007.  The Company was organized to explore mineral properties.

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of November 30, 2011, the Company had $10 in cash, working capital deficit of $193,329 and accumulated net losses of $2,474,413 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES

Interim Reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the August 31, 2011 audited annual financial statements of Willow Creek Enterprises, Inc. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s audited August 31, 2011 annual financial statements.

Operating results for the three months ended November 30, 2011 are not necessarily indicative of the results that can be expected for the year ended August 31, 2012.

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

The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements.

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of January 16, 2007(inception)

through November 30, 2011

However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the report on Form 10-K of Willow Creek Enterprises, Inc. for the year ended August 31, 2011. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2011 are not necessarily indicative of the results that should be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2011 included in the Company’s report on Form 10-K

Principles of Consolidation

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

Start-up Expenses

The Company has adopted FASB ASC 720 "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on January 16, 2007 to November 30, 2011.

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of January 16, 2007(inception)

through November 30, 2011

Mineral Property Costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. From that time forward, the Company will capitalize all costs to the extent that future cash flows from mineral resources equal or exceed the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. Costs related to site restoration programs will be accrued over the life of the project. To date, the Company has established proven reserve on one of its mineral properties.

Foreign Currency Translation

The Company’s functional currency is the United States dollar as substantially all of the Company’s operations are in United States.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (SEC) and in accordance with the FASB ASC 830 “Foreign Currency Matters.”

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in stockholders’ equity, if applicable.  There were no translation adjustments as of November 30, 2011.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the consolidated statements of operations.   There were no exchange gains or losses as of November 30, 2011.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  The Company had no Cash equivalents at November 30, 2011or August 31, 2011.

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

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of January 16, 2007(inception)

through November 30, 2011

Basic and Diluted Loss Per Share

The Company computed basic and diluted loss per share amounts for November 30, 2011 pursuant to the FASB ASC 260, “Earnings per Share.”  There are no potentially dilutive shares outstanding; accordingly, dilutive and basic per share amounts are the same.

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

Comprehensive Loss

FASB ASC 220, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of November 30, 2011 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of January 16, 2007(inception)

through November 30, 2011

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on December 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. ASU 2011-02 has become effective for the Company on September 1, 2012. The Company does not believe that the guidance will have a material impact on its financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of January 16, 2007(inception)

through November 30, 2011

is not necessary despite the existence of qualitative factors that indicate otherwise. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s financial statements.

NOTE 4 – MINERAL LEASES AND CLAIMS

On August 28, 2007, the Company acquired a 100% interest in numerous claims known as the Lori Mamquam Property and is located in the Vancouver Mining Division, British Columbia. The claims were purchased for $6,000 cash and have been included in general and administrative expenses. As of November 30, 2011 the company has not renewed these claims and has abandoned the property.

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

through November 30, 2011

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

NOTE 6 – STOCKHOLDERS’ EQUITY

Between January 16, 2007 and August 31, 2007 the company received one subscription from the company’s sole officer and director totaling cash proceeds of $5,000 and the issuance of 105,000,000 common shares.

Between January 16, 2007 and August 31, 2007 the company received subscriptions from 45 non-affiliate shareholders, totaling cash proceeds of $86,000 and the issuance of 60,199,986 common shares.

On February 23, 2010 the Company completed a 21-1 forward split of the company’s issued and outstanding common shares, bringing the total of issued common shares to 165,199,986 from 7,866,666.

On August 10, 2010 the Company issued 2,000,000 shares of restricted common stock to the Company’s new incoming President.  There was no cash consideration paid for these shares and they have been valued at $0.70, the trading value on the day the agreement was entered into. The shares were valued at $1,400,000.

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

On January 14, 2011 the Company completed a 4-1 forward split of the company’s issued and outstanding common shares, bringing the total of issued common shares to 269,837,040 from 67,459,260.

All share amounts have been adjusted to reflect any forward splits.

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of January 16, 2007(inception)

through November 30, 2011

NOTE 7 - LOANS PAYABLE

As of November 30, 2011, the Company owed loans in the amount of $20,460 to an unrelated third party. The funds are non interest bearing and unsecured and do not have any specific repayment terms. Imputed interest is not considered to be material.

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

NOTE 8– SUBSEQUENT EVENTS

On December 27, 2011, the Company issued an unsecured ten percent (10%) Promissory Note (the “Note”) to Duke Holdings Ltd. (“Duke”) in the amount of ten thousand US dollars ($10,000), to evidence funds lent by Duke to the Company on December 9, 2011.  The Note earns simple interest accruing at ten percent (10%) per annum and is due upon demand with ten (10) days written notice by Duke.

On March 22, 2012, the Company issued an unsecured ten percent (10%) Promissory Note (the “Note”) to Duke Holdings Ltd.(“Duke”) in the amount of eighty thousand US dollars ($80,000), to evidence funds lent by Duke to the Company on March 15, 2012. The Note earns simple interest accruing at ten percent (10%) per annum and is due upon demand with ten (10) days written notice by Duke.

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

RESULTS OF OPERATIONS

Working Capital

	At November 30, 2011	At August 31, 2011
Current Assets	$10	$ 2,504
Current Liabilities	193,339	$ 182,688
Working Capital	$(193,329)	$(180,184)

The decrease in our working capital at November 30, 2011 from the period ended August 31, 2011 is reflective of the current state of our business development, primarily due to our inability secure funding, which allowed for the decrease in our exploration activities and professional fees paid in connection with expenses associated with our continuing reporting obligations under the Securities and Exchange Act of 1934.

As of November 30, 2011, we had cash on hand of $10. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Cash Flows

	Three Months Ended	Three Months Ended
	November 30, 2011	November 30, 2010
Cash Flows from (used in) Operating Activities	$(7,194)	$(66,320)
Cash Flows from (used in) Investing Activities	$0	$(49,023)
Cash Flows from (used in) Financing Activities	$ 4,700	$150,049
Net Increase (decrease) in Cash During Period	$ (2,494)	$ 34,706

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended November 30, 2011 was $242,812 compared with $94,158 for the three months ended November 30, 2010. The increase in operating expenditures was attributed to professional fees relating to the Company’s filingsAnd the impairment of the Hercules Property.

Net loss for the three months ended November 30, 2011 was $247,411 compared with $94,158 for the three months ended November 30, 2010. The overall increase in net loss of $153,253 was attributed to professional services incurred with the Company’s SEC filings including accounting, audit, and legal servicesand the impairment of the Hercules Property.

Liquidity and Capital Resources

As at November 30, 2011, the Company’s cash balance was $10 compared to $2,504 as at August 31, 2011.  As at November 30, 2011, its total assets were $10 compared with $235,706 as at August 31, 2011. The decrease in total assets is attributed to the acquisition of mineral properties that have been impaired.

As at November 30, 2011, the Company had total liabilities of $193,339 compared with total liabilities of $182,688 as at August 31, 2011. The increase in total liabilities was attributed to increases in accounts payable.

As at November 30, 2011, the Company had a working capital deficit of $193,329 compared with a working capital deficit of $180,184 as at August 31, 2011. The increase in working capital deficit was attributed to the increase in accounts payable and accrued liabilities of $32,505 due to the lack of sufficient cash flow to pay its obligations.

Cashflow from Operating Activities

During the three months ended November 30, 2011, the Company used $7,194 of cash for operating activities compared to the use of $66,320 of cash for operating activities during the three months ended November 30, 2010. The decrease in cashflows used for operating activities is attributed to the fact that the Company did not have sufficient cash to settle all obligations even though the Company received $4,700 of financing from notes payable, of which the majority was used to settle outstanding obligations of the Company.

Cashflow from Investing Activities

During the three months ended November 30, 2011 did not have any cash transactions related to investing activities. During the three months ended November 30,  2010, the Company had transactions related to investing activities of $49,023.

Cashflow from Financing Activities

During the three months ended November 30, 2011, the Company received $4,700 of cash from financing activities compared to $150,049 for the three months ended November 30, 2010. The decrease in cashflows provided from financing activities is based on the fact that the Company received $4,700 of financing from a third-party and $0 from related parties to settle outstanding obligations of the Company during the day-to-day operations as compared to $151,224 in 2010.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of November 30, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 5, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on November 15, 2007 as part of our Registration Statement on Form SB-2.
3.02	Bylaws	Filed with the SEC on November 15, 2007 as part of our Registration Statement on Form SB-2.
10.01	Employment Agreement between Willow Creek Enterprises, Inc. and Terry Fields dated August 9, 2010	Filed with the SEC on August 16, 2010 as part of our Current Report on Form 8-K.
10.02	Form of Securities Purchase Agreement	Filed with the SEC on September 22, 2010 as part of our Current Report on Form 8-K.
10.03	Form of Common Stock Purchase Warrant	Filed with the SEC on September 22, 2010 as part of our Current Report on Form 8-K.
10.04	Minerals Lease and Agreement between Willow Creek Enterprises, Inc. and MinQuest, Inc. dated October 9, 2010	Filed with the SEC on October 21, 2010 as part of our Current Report on Form 8-K.
10.05	Minerals Lease and Agreement between Willow Creek Enterprises, Inc. and MinQuest, Inc. dated November 17, 2010	Filed with the SEC on December 2, 2010 as part of our Current Report on Form 8-K.
10.06	Stock Purchase Agreement between Willow Creek Enterprises, Inc. and Duke Holdings Ltd. dated December 15, 2010	Filed with the SEC on December 16, 2010 as part of our Current Report on Form 8-K.
10.07	Stock Purchase Agreement between Willow Creek Enterprises, Inc. and Duke Holdings Ltd. dated January 11, 2011	Filed with the SEC on January 21, 2011 as part of our Current Report on Form 8-K.
10.08	Warrant between Willow Creek Enterprises, Inc. and Duke Holdings Ltd. dated January 11, 2011	Filed with the SEC on January 21, 2011 as part of our Current Report on Form 8-K.
10.09	Minerals Lease and Agreement between Willow Creek Enterprises, Inc. and MinQuest, Inc. dated February 7, 2011	Filed with the SEC on February 15, 2011 as part of our Current Report on Form 8-K.
10.10	Amended Minerals Lease and Agreement between Willow Creek Enterprises, Inc. and MinQuest, Inc. dated April 20, 2011	Filed with the SEC on April 25, 2011 as part of our Current Report on Form 8-K.
10.11	Promissory Note between the Company and Duke Holdings Ltd. dated July 6, 2011	Filed with the SEC on July 8, 2011 as part of our Current Report on Form 8-K.
10.12	Promissory Note between the Company and Duke Holdings Ltd. dated July 19, 2011	Filed with the SEC on July 20, 2011 as part of our Current Report on Form 8-K.
10.13	Promissory Note between the Company and Duke Holdings Ltd. dated August 24, 2011	Filed with the SEC on August 29, 2011 as part of our Current Report on Form 8-K.
10.14	Promissory Note between the Company and Duke Holdings Ltd. dated September 29, 2011	Filed with the SEC on October 5, 2011 as part of our Current Report on Form 8-K.
10.15	Promissory Note between the Company and Duke Holdings Ltd. dated December 19, 2011.	Filed with the SEC on December 28, 2011 as part of our Current Report on Form 8-K.
10.16	Promissory Note between the Company and Duke Holdings Ltd. dated March 22, 2012.	Filed with the SEC on March 28, 2012 as part of our Current Report on Form 8-K.
14.01	Code of Ethics	Filed with the SEC on November 15, 2007 as part of our Registration Statement on Form SB-2.
16.01	Letter from Jewett, Schwartz, Wolfe & Associates dated June 28, 2011.	Filed with the SEC on June 29, 2011 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLOW CREEK ENTERPRISES, INC.

Dated: June 11, 2012	By: /s/ Terry Fields
Terry Fields
Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 11, 2012

_/s/ Terry Fields_____________________________

By: Terry Fields – Director

Dated: June 11, 2012

_/s/ Larry Eastland___________________________

By: Larry Eastland – Director