Form 10-Q
period 2012-02-29
Willow Creek Enterprises Inc.
filed 2012-06-22
CIK 1415952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Yes      . No   X  .

As of June 20, 2012, there were 269,837,040 shares of the Registrant’s $0.00025 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	(Unaudited)	(Audited)
	February 29, 2012	August 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$-	$2,504

Total Current Assets	-	2,504

Mineral rights	-	233,202

TOTAL ASSETS	$-	$235,706

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable & accrued liabilities	$49,202	$22,258
Loans payable	175,130	160,430
Total Current Liabilities	224,332	182,688

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00025 par value, 300,000,000 shares authorized, 269,837,040 shares issued and outstanding at February 29, 2012 and August 31, 2011	67,459	67,459
Additional paid in capital	2,214,691	2,212,561
Deficit accumulated during the exploration stage	(2,506,482)	(2,227,002)
Total Stockholders' Equity (Deficit)	(224,332)	53,018

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$235,706

The accompanying notes are an integral part of these consolidated financial statements.

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended	For the Period From January 16, 2007 (Inception) to
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011	February 29, 2012

Revenues	$-	$-	$-	$-	$-

Operating expenses:
Professional fees	18,240	15,000	20,240	25,710	1,525,059
Mineral rights impairment	-	-	233,202	49,023	432,195
General and administrative	9,223	32,759	16,833	67,184	244,005
Total operating expenses	27,463	47,759	270,275	141,917	2,201,259

Other (expenses)
Interest expense	(4,606)	-	(9,205)	-	(18,308)
Debt settlement loss	-	-	-	-	(286,915)
Total other (expenses)	(4,606)	-	(9,205)	-	(305,223)
Net (loss)	$(32,069)	$(47,759)	$(279,480)	$(141,917)	$(2,506,482)

Weighted average number of shares outstanding during the period - basic and diluted	269,837,040	384,082,509	269,837,040	269,635,890

Net loss per share - basic and diluted	$-	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended	For the six months ended	For the period from January 16, 2007 (Inception) to
	February 29, 2012	February 28, 2011	February 29, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(279,480)	$(141,917)	$(2,506,482)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Loss on debt settlement	-	-	286,915
Impairment expense on mineral property	233,202	49,023	432,195
Imputed interest	2,130	-	4,235
Issuance of common stock for services rendered	-	-	1,400,000
Changes in operating assets and liabilities:
Accounts payable & accrued liabilities	26,944	(8,185)	49,202
Cash (used in) operating activities	(17,204)	(101,079)	(333,935)

CASH FLOWS TO INVESTING ACTIVITIES
Mineral rights acquisition	-	(112,874)	(432,195)
Cash (used in) investing activities	-	(112,874)	(432,195)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions of common stock	-	500,000	341,000
Proceeds from loans payable	14,700	-	426,305
Repayment of debt	-	(1,175)	(1,175)
Cash provided by financing activities	14,700	498,825	766,130

INCREASE (DECREASE) IN CASH	(2,504)	284,872	-
CASH AT BEGINNING OF PERIOD	2,504	-	-

CASH AT END OF PERIOD	$-	$284,872	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-
SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock for services rendered	$-	$-	$1,400,000
Surrender and cancellation of common stock	$-	$(100,000)	$(100,000)

The accompanying notes are an integral part of these consolidated financial statements.

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of January 16, 2007(inception)

through February 29, 2012

NOTE 1 - NATURE OF OPERATIONS

Willow Creek Enterprises, Inc. (Company) was incorporated in the State of Delaware on January 16, 2007.  The Company was organized to explore mineral properties.

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of February 29, 2012, the Company had $0 in cash, working capital of deficit of $224,332 and accumulated net losses of $2,506,482 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

Operating results for the three and six months ended February 29, 2012 are not necessarily indicative of the results that can be expected for the year ended August 31, 2012.

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

However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the report on Form 10-K of Willow Creek Enterprises, Inc. for the year ended August 31, 2011. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended February 29, 2012 are not necessarily indicative of the results that should be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2011 included in the Company’s report on Form 10-K

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of January 16, 2007(inception)

through February 29, 2012

Principles of Consolidation

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

Start-up Expenses

The Company has adopted FASB ASC 720 "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on January 16, 2007 to February 29, 2012.

Mineral Property Costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. From that time forward, the Company will capitalize all costs to the extent that future cash flows from mineral resources equal or exceed the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. Costs related to site restoration programs will be accrued over the life of the project. To date, the Company has established proven reserves on its one of its mineral properties.

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of January 16, 2007(inception)

through February 29, 2012

Foreign Currency Translation

The Company’s functional currency is the United States dollar as substantially all of the Company’s operations are in United States.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (SEC) and in accordance with the FASB ASC 830 “Foreign Currency Matters.”

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in stockholders’ equity, if applicable.  There were no translation adjustments as of February 29, 2012.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the consolidated statements of operations.   There were no exchange gains or losses as of February 29, 2012.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at February 29, 2012 or August 31, 2011.

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

Basic and Diluted Loss Per Share

The Company computed basic and diluted loss per share amounts for February 29, 2012 pursuant to the FASB ASC 260, “Earnings per Share.”  There are no potentially dilutive shares outstanding; accordingly, dilutive and basic per share amounts are the same.

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

Comprehensive Loss

FASB ASC 220, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of February 29, 2012 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of January 16, 2007(inception)

through February 29, 2012

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

In May 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. ASU 2011-02 has become effective for the Company on September 1, 2012. The Company does not believe that the guidance will have a material impact on its financial statements.

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of January 16, 2007(inception)

through February 29, 2012

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

through February 29, 2012

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

During the period ended November 30, 2011 a total of $233,202 was impaired due to lack of ongoing exploration work and financing in determining a proven reserve.

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

As of February 28, 2011 the Company received a total of $151,224 as subscription proceeds for a private placement that was subsequently completed on December 16, 2010.

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

through February 29, 2012

NOTE 7 - LOANS PAYABLE

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

NOTE 8 - SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

Working Capital

	At February 29, 2012	At August 31, 2011
Current Assets	$-	$2,504
Current Liabilities	$224,332	$182,688
Working Capital (Deficit)	$(224,332)	$(180,184)

The decrease in our working capital at February 29, 2012 from the period ended August 31, 2011 is reflective of the current state of our business development, primarily due to our inability to secure funding, which allowed for the decrease in our exploration activities and professional fees paid in connection with expenses associated with our continuing reporting obligations under the Securities and Exchange Act of 1934.

As of February 29, 2012, we had cash on hand of $0. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Cash Flows

	Six Months Ended	Six Months Ended
	February 29, 2012	February 28, 2011
Cash Flows from (used in) Operating Activities	$(17,204)	$(101,079)
Cash Flows from (used in) Investing Activities	$-	$(112,874)
Cash Flows from (used in) Financing Activities	$14,700	$498,825
Net Increase (decrease) in Cash During Period	$(2,504)	$284,872

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three month period ended February 29, 2012 was $27,463 compared with $47,759 for the same period ended February 28, 2011. The decrease in operating expenditures was attributed to lower amounts of professional fees relating to the Company’s filings.

Net loss for the period three month ended February 29, 2012 was $32,069 compared with $47,759 for the period ended February 28, 2011. The overall decrease in net loss of $15,690 was attributed to was attributed to lower professional services incurred with the Company’s SEC filings including accounting, audit, and legal services.

Net loss for the period six month ended February 29, 2012 was $279,480 compared with $141,917 for the same period ended February 28, 2011. The overall increase in net loss of $137,563 was attributed to the impairment of a mineral property and professional services incurred with the Company’s SEC filings including accounting, audit, and legal services.

Liquidity and Capital Resources

As at February 29, 2012, the Company’s cash balance was $0 compared to $2,504 as at August 31, 2011 and its total assets were $0 compared with $235,706 as at August 31, 2011. The decrease in total assets is attributed to mineral properties that have been impaired.

As at February 29, 2012, the Company had total liabilities of $224,332 compared with total liabilities of $182,688 as at August 31, 2011. The increase in total liabilities was attributed to increases in accounts payable and accrued liabilities of $41,644 as the Company did not have sufficient cash flow to settle obligations.

As at February 29, 2012, the Company had a working capital deficit of $224,332 compared with a working capital deficit of $180,184 as at August 31, 2011. The increase in working capital deficit was attributed to the increase in accounts payable and accrued liabilities of $44,148 due to the lack of sufficient cash flow to pay its obligations.

Cashflow from Operating Activities

During the six month period ended February 29, 2012, the Company used $17,204 of cash for operating activities compared to the use of $101,079 of cash for operating activities during the same period ended February 28, 2011. The decrease in cashflows used for operating activities is attributed to lack of sufficient cash flow to pay its obligations.

Cashflow from Investing Activities

During the six month period ended February 29, 2012, the Company did not have any cash transactions related to investing activities. During the period ended February 28, 2011, the Company had transactions related to investing activities of $112,874.

Cashflow from Financing Activities

During the six month period ended February 29, 2012, the Company received $14,700 of cash from financing activities compared to $498,825 for the same period ended February 28, 2011. The decrease in cashflows provided from financing activities is based on the fact that the Company received $14,700 of financing from a third-party and $0 from related parties to settle outstanding obligations of the Company during the day-to-day operations as compared to $498,825 in 2011.

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

In May 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. ASU 2011-02 has become effective for the Company on September 1, 2012. The Company does not believe that the guidance will have a material impact on its financial statements.

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

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of February 29, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 5, 2012 for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

Not Applicable

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

WILLOW CREEK ENTERPRISES, INC.

Dated: June 21, 2012	By: /s/ Terry Fields
Terry Fields
Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 21, 2012

/s/ Terry Fields

By: Terry Fields – Director

Dated: June 21, 2012

/s/ Larry Eastland

By: Larry Eastland – Director