Form 10-Q
period 2012-05-31
Willow Creek Enterprises Inc.
filed 2012-07-23
CIK 1415952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

  X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

  X  .Yes            . No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

        .Yes       X  . No

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

As of July 18, 2012, there were 269,837,040 shares of the Registrant’s $0.00025 par value common stock issued and outstanding.

WILLOW CREEK ENTERPRISES, INC.*

TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	3
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18
ITEM 4.	CONTROLS AND PROCEDURES	18
PART II	OTHER INFORMATION

ITEM 1. ITEM 1A.	LEGAL PROCEEDINGS RISK FACTORS	19 19
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	19
ITEM 4.	MINE SAFETY DISCLOSURES	19
ITEM 5.	OTHER INFORMATION	19
ITEM 6.	EXHIBITS	20

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

5

Unaudited Consolidated Statements of Cash Flows

6

Notes to the Consolidated Financial Statements

7

WILLOW CREEK ENTERPRISES, INC.

 (An Exploration Stage Company)

 CONSOLIDATED BALANCE SHEETS

(unaudited)

	(Unaudited)	(Audited)
	May 31, 2012	August 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$30,734	$2,504

Total Current Assets	30,734	2,504

Mineral rights	-	233,202

TOTAL ASSETS	$30,734	$235,706

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable & accrued liabilities	$36,212	$22,258
Loans payable	255,150	160,430
Total Current Liabilities	291,362	182,688

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00025 par value, 300,000,000 shares authorized, 269,837,040 shares issued and outstanding at May 31, 2012 and August 31, 2011	67,459	67,459
Additional paid in capital	2,214,095	2,212,561
Deficit accumulated during the exploration stage	(2,542,182)	(2,227,002)
Total Stockholders' Equity (Deficit)	(260,628)	53,018

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$30,734	$235,706

The accompanying notes are an integral part of these consolidated financial statements.

WILLOW CREEK ENTERPRISES, INC.

 (An Exploration Stage Company)

 CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended	For the Period From January 16, 2007 (Inception) to
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011	May 31, 2012

Revenues	$-	$-	$-	$-	$-

Operating expenses:
Professional fees	11,370	5,000	31,610	30,710	1,536,429
Mineral rights impairment	10,000	-	243,202	49,023	442,195
General and administrative	9,180	41,270	26,014	108,454	253,186
Total operating expenses	30,550	46,270	300,826	188,187	2,231,810

Other (expenses)
Interest expense	(5,150)	-	(14,354)	-	(23,457)
Debt settlement loss	-	-	-	-	(286,915)
Total other (expenses)	(5,150)	-	(14,354)	-	(310,372)

Net (loss)	$(35,700)	$(46,270)	$(315,180)	$(188,187)	$(2,542,182)

Weighted average number of shares outstanding during the period - basic and diluted	269,837,040	269,837,040	269,837,040	360,231,999

Net loss per share - basic and diluted	$-	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

WILLOW CREEK ENTERPRISES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended May 31, 2012	For the nine months ended May 31, 2011	For the period from January 16, 2007 (Inception) to May 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(315,180)	$(188,187)	$(2,542,182)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Loss on debt settlement	-	-	286,915
Impairment expense on mineral property	243,202	-	442,195
Imputed interest	1,534	-	3,639
Issuance of common stock for services rendered	-	-	1,400,000
Changes in operating assets and liabilities:
Accounts payable & accrued liabilities	13,954	(21,685)	36,212
Cash (used in) operating activities	(56,490)	(209,872)	(373,221)

CASH FLOWS TO INVESTING ACTIVITIES
Mineral rights acquisition	(10,000)	(233,201)	(442,195)
Cash (used in) investing activities	(10,000)	(233,201)	(442,195)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions of common stock	-	500,000	341,000
Proceeds from loans payable	94,720	-	506,325
Repayment of debt	-	(1,175)	(1,175)
Cash provided by financing activities	94,720	498,825	846,150

INCREASE (DECREASE) IN CASH	28,230	55,752	30,734
CASH AT BEGINNING OF PERIOD	2,504	-	-
CASH AT END OF PERIOD	$30,734	$55,752	$30,734
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-
SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock for services rendered	$-	$-	$1,400,000
Surrender and cancellation of common stock	$-	$(100,000)	$(100,000)

The accompanying notes are an integral part of these consolidated financial statements.

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of January 16, 2007(inception)

through May 31, 2012

NOTE 1 - NATURE OF OPERATIONS

Willow Creek Enterprises, Inc. (Company) was incorporated in the State of Delaware on January 16, 2007.  The Company was organized to explore mineral properties.

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of  May 31, 2012, the Company had $30,734 in cash, working capital of deficit of $260,628 and accumulated net losses of $2,542,182 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

Operating results for the three and nine months ended May 31, 2012 are not necessarily indicative of the results that can be expected for the year ended August 31, 2012.

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

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of January 16, 2007(inception)

through May 31, 2012

However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the report on Form 10-K of Willow Creek Enterprises, Inc. for the year ended August 31, 2011. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended May 31, 2012 are not necessarily indicative of the results that should be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2011 included in the Company’s report on Form 10-K

Principles of Consolidation

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

Start-up Expenses

The Company has adopted FASB ASC 720 "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on January 16, 2007 to May 31, 2012.

WILLOW CREEK ENTERPRISES, INC.

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of January 16, 2007(inception)

through May 31, 2012

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

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in stockholders’ equity, if applicable.  There were no translation adjustments as of May 31, 2012.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the consolidated statements of operations.   There were no exchange gains or losses as of May 31, 2012.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at May 31, 2012 or August 31, 2011.

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

(A Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of January 16, 2007(inception)

through May 31, 2012

Basic and Diluted Loss Per Share

The Company computed basic and diluted loss per share amounts for May 31, 2012 pursuant to the FASB ASC 260, “Earnings per Share.”  There are no potentially dilutive shares outstanding; accordingly, dilutive and basic per share amounts are the same.

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

Comprehensive Loss

FASB ASC 220, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of May 31, 2012 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

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

through May 31, 2012

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

through May 31, 2012

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s financial statements.

NOTE 3 – MINERAL LEASES AND CLAIMS

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

During the period ended May 31, 2012 a total of $243,202 was impaired due to lack of ongoing exploration work and financing in determining a proven reserve.

NOTE 4 – IMPAIRMENT OF LONG LIVED ASSETS

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

through May 31, 2012

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

As of May 31, 2011 the Company received a total of $151,224 as subscription proceeds for a private placement that was subsequently completed on December 16, 2010.

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

through May 31, 2012

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

NOTE 7 - SUBSEQUENT EVENTS

As of date of this report there were no material subsequent events.

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

RESULTS OF OPERATIONS

Working Capital

	At May 31, 2012	At August 31, 2011
Current Assets	$30,734	$2,504
Current Liabilities	$291,362	$182,688
Working Capital (Deficit)	($260,628)	($180,184)

The decrease in our working capital at May 31, 2012 from the period ended August 31, 2011 is reflective of the current state of our business development, primarily due to our inability to secure funding, which allowed for the decrease in our exploration activities and professional fees paid in connection with expenses associated with our continuing reporting obligations under the Securities and Exchange Act of 1934.

As of May 31, 2012, we had cash on hand of $30,734. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Cash Flows

	Nine Months Ended	Nine Months Ended
	May 31, 2012	May 31, 2011
Cash Flows from (used in) Operating Activities	$(56,490)	$(209,872)
Cash Flows from (used in) Investing Activities	$(10,000)	$ (233,201)
Cash Flows from (used in) Financing Activities	$ 94,720	$498,825
Net Increase (decrease) in Cash During Period	$28,230	$ 55,752

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three month period ended May 31, 2012 was $30,550 compared with $46,270 for the same period ended May 31, 2011. The decrease in operating expenditures was attributed to lower amounts of professional fees relating to the Company’s filings.

Net loss for the three month period ended May 31, 2012 was $35,700 compared with $46,270 for the three month period ended May 31, 2011. The overall decrease in net loss of $10,570 was attributed to was attributed to lower professional services incurred with the Company’s SEC filings including accounting, audit, and legal services.

Net loss for the nine month period ended May 31, 2012 was $315,180 compared with $188,187 for the same period ended May 31, 2011. The overall increase in net loss of $126,993 was attributed to the impairment of a mineral property and professional services incurred with the Company’s SEC filings including accounting, audit, and legal services.

Liquidity and Capital Resources

As at May 31, 2012, the Company’s cash balance was $30,734  compared to $2,504 as at August 31, 2011 and its total assets were $30,734 compared with $235,706 as at August 31, 2011. The decrease in total assets is attributed to mineral properties that have been impaired.

As at May 31, 2012, the Company had total liabilities of $291,362 compared with total liabilities of $182,688 as at August 31, 2011. The increase in total liabilities was attributed to increases in accounts payable and accrued liabilities of $108,674 as the Company did not have sufficient cash flow to settle obligations.

As at May 31, 2012, the Company had a working capital deficit of $260,628 compared with a working capital deficit of $180,184 as at August 31, 2011. The increase in working capital deficit was attributed to the increase in accounts payable and accrued liabilities of $13,954 due to the lack of sufficient cash flow to pay its obligations.

Cashflow from Operating Activities

During the nine month period ended May 31, 2012, the Company used $56,490 of cash for operating activities compared to the use of $209,872 of cash for operating activities during the same period ended May 31, 2011. The decrease in cashflows used for operating activities is attributed to lack of sufficient cash flow to pay its obligations.

Cashflow from Investing Activities

During the nine month period ended May 31, 2012, the Company had cash transactions in the amount of $10,000 related to investing activities. During the nine month period ended May 31, 2011, the Company had transactions related to investing activities of $233,201.

Cashflow from Financing Activities

During the nine month period ended May 31, 2012, the Company received $94,720 of cash from financing activities compared to $498,825 for the same period ended May 31, 2011. The decrease in cashflows provided from financing activities is based on the fact that the Company received $94,270 of financing from a third-party and $0 from related parties to settle outstanding obligations of the Company during the day-to-day operations as compared to $498,825 in 2011.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of May 31, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 5, 2012 for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

WILLOW CREEK ENTERPRISES, INC.

Dated: July 23, 2012	By: /s/ Terry Fields
Terry Fields
Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: July 23, 2012

/s/ Terry Fields

By: Terry Fields – Director

Dated: July 23, 2012

/s/ Larry Eastland

By: Larry Eastland – Director