Form 10-K/A
period 2011-08-31
Willow Creek Enterprises Inc.
filed 2012-08-22
CIK 1415952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

(310) 600-8757
(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X  ..

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

Documents incorporated by reference: None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of Willow Creek Enterprises, Inc. (the “Company”) on Form 10-K for the year ended August 31, 2011, filed with the Securities and Exchange Commission on April 5, 2012 (the “Form 10-K”), is to provide an amended Report of the Independent Registered Public Accounting Firm and to include a copy of the previously issued report of the predecessor auditor who ceased operations during the year ended August 31, 2011, pursuant to Item 8.

Other than the aforementioned, no other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

2

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WILLOW CREEK ENTERPRISES, INC.

AUGUST 31, 2011

Note: During the year ended August 31, 2011 the Company changed Independent Registered Accounting firms, due to the fact that the Company's previous Independent Registered Accounting Firm ceased operations during the year ended August 31, 2011.

3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Willow Creek Enterprises, Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheet of Willow Creek Enterprises, Inc. (An Exploration Stage Company) as of August 31, 2011 and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Willow Creek Enterprises, Inc. (An Exploration Stage Company) as of August 31, 2010 and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the period from inception (January 16, 2007) through August 31, 2010 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated December 3, 2010.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

February 7, 2012

This report is a copy of the previously issued report and Jewett, Schwartz, Wolf & Associates has not reissued this report.

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

WILLOW CREEK ENTERPRISES, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended	For the Period From January 16, 2007 (Inception) to
	August 31, 2011	August 31, 2010	August 31, 2011

Revenues	$-	$-	$-

Operating expenses:
Professional fees	34,318	1,436,710	1,504,819
Mineral rights impairment	198,993	-	198,993
General and administrative	140,007	22,156	227,172
Total operating expenses	373,318	1,458,866	1,930,984

Other income (expenses)
Interest expense	(9,103)	-	(9,103)
Debt settlement loss	(286,915)	-	(286,915)
Total other income (expenses)	(296,018)	-	(296,018)

Net (loss)	$(669,336)	$(1,458,866)	$(2,227,002)

Weighted average number of shares outstanding during the period - basic and diluted	326,490,272	661,260,216

Net loss per share - basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

WILLOW CREEK ENTERPRISES, INC.
(An Exploration Stage Company)
STATEMENTS OF SHAREHOLDERS EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit During Exploration Stage
	Shares Issued	Par Value $.001 per share	Shares Issued	Par Value $.00025 per share			Total
BALANCE, JANUARY 16, 2007 (Inception)	-	$-	-	$-	$-	$-	$-
Common stock issued to company president	-	-	420,000,000	105,000	(100,000)	-	5,000
Common stock issued to non affiliate shareholders	-	-	240,799,944	60,200	25,800	-	86,000
Net loss	-	-	-	-	-	(14,085)	(14,085)
BALANCE, AUGUST 31, 2007	-	-	660,799,944	165,200	(74,200)	(14,085)	76,915
Net loss	-	-	-	-	-	(67,316)	(67,316)
BALANCE, AUGUST 31, 2008	-	-	660,799,944	165,200	(74,200)	(81,401)	9,599
Net loss	-	-	-	-	-	(17,399)	(17,399)
BALANCE, AUGUST 31, 2009	-	-	660,799,944	165,200	(74,200)	(98,800)	(7,800)
Company stock issued to company president August 10, 2010	-	-	8,000,000	2,000	1,398,000	-	1,400,000
Net loss	-	-	-	-	-	(1,458,866)	(1,458,866)
BALANCE, AUGUST 31, 2010	-	-	668,799,944	167,200	1,323,800	(1,557,666)	(66,666)
Surrender and cancellation of company stock issued to the president October 22, 2011	-	-	(400,000,000)	(100,000)	100,000	-	-
Stock issued for debt settlement	-	-	606,060	151	275,606	-	275,757
Company stock issued for private placement January 11, 2011	-	-	431,036	108	249,892	-	250,000
Warrant issued for debt settlement	-	-	-	-	261,158	-	261,158
Imputed interest	-	-	-	-	2,105	-	2,105
Net loss	-	-	-	-	-	(669,336)	(669,336)
BALANCE, AUGUST 31, 2011	-	$-	269,837,040	$67,459	$2,212,561	$(2,227,002)	$53,018

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

	August 31,
	2011	2010
Total Cash Spent	$432,195	$-
Mineral Property Expense	198,993	-
Impaired	-	-
Total Mineral Property	233,202	-
Expense Capitalized	-	-

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

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLOW CREEK ENTERPRISES, INC.

Dated: August 21, 2012

/s/ Terry Fields

By: Terry Fields

Its: President, Principal Executive Officer& Principal

Financial Officer, Secretary and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: August 21, 2012

/s/ Terry Fields

By: Terry Fields– Director

Dated: August 21, 2012

/s/ Larry Eastland

By: Larry Eastland – Director

5