Form 10-K
period 2012-08-31
Willow Creek Enterprises Inc.
filed 2019-05-20
CIK 1415952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2012

 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ______

WILLOW CREEK ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	000-52970	27-3231761
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

=	7251 W. Lake Mead Blvd., Suite 300 Las Vegas, Nevada 89128
(Address of principal executive offices)

(310) 600-8757
(Registrant's Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2012 was $3,627,555.60 based upon the price ($0.015) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an "affiliate" of the registrant for purposes of the federal securities laws.

As of May 13, 2019, there were 55,292,092 shares of the registrant's $0.0001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as "anticipate," "expect," "intend," "plan," "believe," "foresee," "estimate" and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

Use of Term

Except as otherwise indicated by the context, references in this report to "Company", "WLOC", "we", "us" and "our" are references to Willow Creek Enterprises, Inc. All references to "USD" or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.  BUSINESS

Corporate History

Willow Creek Enterprises, Inc. (the "Company") was incorporated in the state of Delaware on January 16, 2007, as an exploration company engaged in the acquisition and exploration of mineral properties.

On August 28, 2007, we acquired a 100% undivided interest in a mineral claim known as the Lori/Mamquam Property (the "Lori/Mamquam Property") from Andrew Sostad pursuant to a purchase agreement for cash consideration of $6,000. The Lori/Mamquam Property claim is situated in the Vancouver Mining District, British Columbia, Canada.

On October 9, 2010, the Company entered into a Minerals Lease and Agreement (the "Dolly Varden Agreement") with MinQuest, Inc., a Nevada S Corporation ("MinQuest"). Pursuant to the Dolly Varden Agreement, the Company has the right to conduct mineral exploration activities on and in unpatented mining claims collectively known as Dolly Varden South (the "Dolly Varden Property"), situated in Elko County, Nevada for a term of twenty (20) years (the "Term"), with the right to renew. As consideration, the Company paid ten thousand dollars ($10,000) upon execution of the Dolly Varden Agreement, and shall pay ten thousand dollars ($10,000) annually for the remainder of the Term, and any extensions. Additionally, pursuant to the Dolly Varden Agreement, the Company shall be granted the subsequent right to participate in the development of minerals from the Dolly Varden Property subject to the terms and conditions of the Dolly Varden Agreement.

On November 17, 2010, the Company entered into a Minerals Lease and Agreement (the "Hercules Agreement") with MinQuest,whereby the Company acquired the right to conduct mineral exploration activities for a term of seven (7) years (the "Term") on various unpatented mining claims situated in Lyon County, Nevada collectively known as the Hercules Property (the "Hercules Property").As consideration for the leased mineral rights the Company shall pay an aggregate of $290,000 and provide $3,500,000 in work commitments over the Term. Additionally, MinQuest is entitled to receive a 3% royalty from all mineral production derived from the exploration and development of the Hercules Property.

On February 7, 2011, the Company entered into a Minerals Lease and Agreement (the "Gilman Agreement") with MinQuest, giving the Company the right to conduct mineral exploration activities on and in unpatented mining claims collectively known as the Gilman Gold Property (the "Gilman Property"), situated in Lander County, Nevada for a term of twenty (20) years (the "Term") with the right to renew. As consideration, the Company shall pay ten thousand ($10,000) (the "Base Rent") upon execution of the Gilman Agreement, and an annual payment of the Base Rent plus any applicable annual rent increases in accordance with all of the other terms and conditions of the Gilman Agreement, for the remainder of the Term.

On April 20, 2011, the Company entered into an Amended Minerals Lease and Agreement (the "Amended Hercules Agreement") with MinQuest to amend certain terms and conditions of the Hercules Agreement entered into on November 17, 2010 by and between the Company and Minquest, relating to the Hercules Property. Pursuant to the Amended Hercules Agreement, the following material provisions of the Hercules Agreement were amended: i) the Term was extended from seven (7) years to twenty (20) years; ii) the payment schedule as set forth in paragraph 3(a) was amended to include increases for inflation each year after the Seventh Year Anniversary; iii) the Area of Interest as set forth in paragraph 5 was increased to include a one mile radius surrounding the current boundaries of the Hercules Property; and iv) the list of Hercules Property mining claims as set forth in Schedule A thereto was amended to include an aggregate of 88 claims.

On April 20, 2011, the Company issued a press release announcing that it has acquired an additional two (2) mining claims as part of its Hercules Property located in Lyon County, Nevada.

During the fiscal year ended August 31, 2012 a total of $243,202 was impaired due to lack of ongoing exploration work and financing in determining a proven reserve.

Plan of Operation

Our plan of operation during fiscal 2012 remained unchanged and was to conduct mineral exploration activities on the Lori/Mamquam Property, Dolly Varden Property, Gilman Gold Property, and Hercules Property in order to assess whether they possess commercially exploitable mineral deposits. We are presently in the exploration stage of our business and we can provide no assurance that commercially viable mineral deposits exist on our mineral claims or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. Further exploration is required before a final evaluation as to the economic and legal feasibility is required to determine whether our mineral claims possess commercially exploitable mineral deposits. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claims.

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

On August 25, 2011, the Company announced the completion of Phase One of its drill program at its Hercules Property.  Phase One was comprised of a 20-hole drill program that totaled more than 6,000 feet of drilling of targeted areas on the Hercules Property.  The Company had originally only planned to drill 12-14 holes but due to some encouraging initial drill cores, the Company decided to increase that number to 20.

We intend to rely heavily on outside consultants to provide all equipment and field work needed for the exploratory program we intend to conduct.

We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing in order to commence the exploration of the Dolly Varden Property, Gilman Gold Property, and Hercules Property.  As a result of the delay in our exploration plans due to lack of capital, we wrote down the capitalized value of our mineral properties during fiscal 2012.

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

Employees; Identification of Certain Significant Employees

During fiscal 2012, Terry Fields, our chief executive officer and director devoted approximately 15-20 hours a week of his time to our operations. We currently have no other employees, other than Mr. Fields. We also frequently use third party consultants to assist in the completion of various projects. Third parties are instrumental to keep the development of projects on time and on budget.

Government Regulation

If we decide to continue with the acquisition and exploration of mineral properties, we will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals. All mineral exploration activities carried out on a mineral claim or mining lease must be done in compliance within the jurisdiction's Bureau of Mines. This applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. It outlines the powers of the Chief Inspector of Mines to inspect mines, the procedures for obtaining permits to commence work in, on or about a mine and other procedures to be observed at a mine.

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

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC's Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC's web site, www.sec.gov.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

During fiscal 2012 our offices are located at 7251 W. Lake Mead Blvd., Suite 300, Las Vegas, Nevada 89128 and our telephone number is (310) 600-8757. As of the date of this filing, we have not sought to move or change our office site as our space is adequate to meet our needs.  We do not own any real property.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock had been quoted on the OTCMarkets (formerly OTC Bulletin Board to December 27, 2011) since April 3, 2008 under the symbol "WLOC".

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCMarkets for the quarterly periods indicated below based on the most recently completed two fiscal years ended August 31, 2012 and 2011.  These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Quarter	High	Low
2012
First Quarter (Sept 1, 2010 – Nov 30,2010)	$0.058	$0.02
Second Quarter (Dec 1, 2010 – Feb 28, 2011)	$0.028	$0.005
Third Quarter (Mar 1, 2011 – May 31, 2011)	$0.025	$0.003
Fourth Quarter (June 1, 2011 – Aug 31, 2011)	$0.02	$0.008
2011
First Quarter (Sept 1, 2010 – Nov 30,2010)	$1.50	$0.37
Second Quarter (Dec 1, 2010 – Feb 28, 2011)	$2.72	$0.07
Third Quarter (Mar 1, 2011 – May 31, 2011)	$0.12	$0.05
Fourth Quarter (June 1, 2011 – Aug 31, 2011)	$0.095	$0.0499

Record Holders

As of August 31, 2012, an aggregate of 269,837 shares of our Common Stock were issued and outstanding and were owned by approximately 21 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

On January 17, 2013, the Board of Directors of the Company authorized the issuance of 27,500 common shares of the Company's stock to Dr. Larry Eastland, the sole director and officer of the Company, for his services at $1.00.
All stock issuances discussed in this section under the heading Unregistered Sales of Equity Securities and Use of Proceeds were exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the same Act since the issuances of the shares were to persons well known to the Company and did not involve any public offerings.

There were no sales of equity securities sold during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.
Re-Purchase of Equity Securities

None.

Dividends

    The Company effected a reverse split on the basis of one new share for each one thousand shares held (1:1000) approved by FINRA on October 27, 2014, which is retroactively impacted to the share and per share data contained herein.
    Concurrently the Company increased the authorized share capital to 520,000,000 shares. The Company has authorized 520,000,000 shares, of which 500 million shares are authorized as common stock and 20 million shares are authorized as preferred stock, of which a total of 3,000 shares have been designated Series A Preferred Stock carrying super voting rights of 200:1 as to each share of common stock and convertible into shares of common stock at a ratio of 200 common shares for each one share of Series A preferred stock.
Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as "anticipate," "expect," "intend," "plan," "believe," "foresee," "estimate" and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Working Capital

	August 31, 2012	August 31, 2011
Current Assets	$2,087	$2,504
Current Liabilities	$332,306	$182,688
Working Capital Deficit	$(330,219)	$(180,184)

Cash Flows
	Year Ended	Year Ended
	August 31, 2012	August 31, 2011
Cash Flows (used in) Operating Activities	$(85,137)	$(204,096)
Cash Flows from (used in) Investing Activities	$(10,000)	$(432,195)
Cash Flows provided by Financing Activities	$94,720	$638,795
Net Increase (decrease) in Cash During Year	$(417)	$2,504

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the year ended August 31, 2012 totaled $347,286 as compared to $373,318 in fiscal 2011. Professional fees were slightly increased period over period from $34,318 in 2011 to $46,859 in fiscal 2012 as a result of increased legal fees. During the current year we recorded impairment of mineral rights of $243,202 as compared to $198,993 in fiscal 2011.  General and administrative expenses were substantially decreased from $140,007 in 2011 to $57,225 in 2012 as we did not have the capital to carry out any work on our mineral assets.

Net loss for the year ended August 31, 2012 was $385,283 as compared to $669,336 for the year ended August 31, 2011. The overall decrease in net loss of was attributed to the decline on costs associated with debt settled by issuance of shares.  The Company recorded a loss of $286,915 in respect to a loss on settlement of debt by issuance of shares during fiscal 2011 with no similar transaction in fiscal 2012.  Further during fiscal 2012 we recorded a loss resulting from the impairment of funds held in trust of $17,253 with no similar expense during fiscal 2011.

Liquidity and Capital Resources

As at August 31, 2012, the Company's cash balance was $2,087 as compared to $2,504 as at August 31, 2011 and its total assets were $2,087 compared with $235,706 as at August 31, 2011. The decrease in total assets is attributed to the impairment of mineral rights during the current fiscal year.

As at August 31, 2012, the Company had total liabilities of $332,306 compared with total liabilities of $182,688 as at August 31, 2011. The increase in total liabilities was attributed to increases in accounts payable and accrued liabilities of $27,898 as the Company did not have sufficient cash flow to settle obligations. Further the Company incurred $27,000 in the current year in management fees payable to our CEO and President and a further $94,720 in loan obligations, the proceeds of which were used to settle certain of the Company's expenses in the normal course.

As at August 31, 2012, the Company had a working capital deficit of $330,219 compared with a working capital deficit of $180,184 as at August 31, 2011. The increase in working capital deficit was entirely attributed to the lack of sufficient cash flow to pay obligations as they came due.

Cashflow from Operating Activities

During the year ended August 31, 2012, the Company used $85,137 of cash for operating activities compared to the use of $204,096 of cash for operating activities during the year ended August 31, 2011. The decrease in cashflows used for operating activities is attributed to the decline in overall operations and available funding in the current fiscal year, as well as a decline in noncash transactions.  During fiscal 2011 the Company recorded a noncash loss on the settlement of certain debt in the amount of $286,915, with no similar transactions in the current fiscal year. We also recorded a loss resulting from the impairment of funds held in trust of $17,253 with no similar expense during fiscal 2011.

Cashflow from Investing Activities

During the year ended August 31, 2012 the company incurred only $10,000 in mineral rights acquisition costs as compared to investing a cumulative amount of $432,195 in several mineral properties during fiscal 2011.

Cashflow from Financing Activities

During the year ended August 31, 2011, the Company received $638,795 of cash from financing activities compared to $94,720 for the year ended August 31, 2012. The decrease in cashflows provided from financing activities is based on the fact that the Company did not conduct any share offerings in the current fiscal year, and also experienced a reduction to loans received from third parties.

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

Future Financings

We will continue to rely on equity sales of our common shares and third party loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Critical Accounting Policies

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the audited financial statements included in this Annual Report.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We believe that it is at least reasonably possible that the effect on the financial statements of a condition, situation, or set of circumstances that existed at the date of the financial statements will change in the near term due to one or more future confirming events and the effect of the change would be material to the financial statements.

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

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in ASC "Property, Plant, and Equipment". The Company determines impairment by comparing the discounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

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

TABLE OF CONTENTS FOR FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Willow Creek Enterprises, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Willow Creek Enterprises, Inc. (the Company) as of August 31, 2012 and 2011, and the related statements of operations, statements of stockholders' equity, and statements of cash flows for each of the years in the two-year period ended August 31, 2012, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ M&K CPAS, PLLC

We have served as the Company's auditor since 2011.

Houston, TX
May 20, 2019

Willow Creek Enterprises, Inc.
Balance Sheets

	August 31, 2012	August 31, 2011

ASSETS

Current Assets
Cash	$2,087	$2,504
Total Current Assets	2,087	2,504

Mineral rights	-	233,202
Total Assets	$2,087	$235,706

		-
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	50,156	22,258
Accounts payable and accrued expenses, Related party	27,000	-
Loan payable	255,150	160,430
Total Current Liabilities	332,306	182,688

Stockholders' Deficit
Preferred stock – authorized 20,000,000 shares of $0.0001 par value, None issued and outstanding	-	-
Common Stock - authorized 500,000,000 shares of $0.0001 par value, 269,837shares of common stock issued and outstanding as of August 31, 2012 and August 31, 2011	27	27
Additional paid in capital	2,282,039	2,279,993
Accumulated deficit	(2,612,285)	(2,227,002)
Total Stockholders' Deficit	(330,219)	53,018
Total Liabilities and Stockholders' Deficit	$2,087	$235,706

The accompanying notes are an integral part of these audited financial statements

Willow Creek Enterprises, Inc.
Statements of Operations
For the fiscal years ended August 31, 2012 and 2011

	Fiscal year ended August 31,
	2012	2011
Revenues	$-	$-

Operating expenses:
Professional fees	46,859	34,318
Mineral rights impairment	243,202	198,993
General and administrative	57,225	140,007
Total operating expenses	347,286	373,318

Other income (expenses)
Interest expenses	(20,744)	(9,103)
Loss on debt settlement	-	(286,915)
Impairment of funds held in trust	(17,253)	-
Total other income (expenses)	(37,997)	(296,018)

Net income (loss) for the period	(385,283)	(669,336)

Net loss per common share, basic and diluted	$(1.43)	(1.98)

Weighted average number of common shares, basic and diluted	269,837	337,448

The accompanying notes are an integral part of these audited financial statements

Willow Creek Enterprises, Inc.
Statements of Stockholders' Deficiency
for the years ended August 31, 2012 and August 31, 2011

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE, AUGUST 31, 2010	-	$-	668,800	$67	$1,490,933	$(1,557,666)	$(66,666)
Surrender and cancellation of company stock issued to the president October 22, 2011	-	-	(400,000)	(40)	40	-	-
Stock issued for Stock Purchase Agreement	-	-	606	0	275,757	-	275,757
Stock issued for Stock Purchase Agreement	-	-	431	0	250,000	-	250,000
Warrant issued for Stock Purchase Agreement	-	-	-	-	261,158	-	261,158
Imputed interest	-	-	-	-	2,105	-	2,105
Net loss	-	-	-	-	-	(669,336)	(669,336)
BALANCE, AUGUST 31, 2011	-	-	269,837	27	2,279,993	(2,227,002)	53,018
Imputed interest	-	-	-	-	2,046		2,046
Net loss	-	-	-	-	-	(385,283)	(385,283)
BALANCE, AUGUST 31, 2012	-	$-	269,837	$27	$2,282,039	$(2,612,285)	$(330,219)

The accompanying notes are an integral part of these audited financial statements

Willow Creek Enterprises, Inc.
Statements of Cash Flows
For the years ended August 31, 2012 and 2011

	For the Fiscal Year ended August 31,
	2012		2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(385,283)	$(669,336)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Loss on debt settlement		-	286,915
Impairment expense on mineral property		243,202	198,993
Imputed interest		2,046	2,105
Issuance of common stock for services rendered		-	-
Changes in operating assets and liabilities:
Accounts payable & accrued liabilities		27,898	(22,773)
Accounts payable & accrued liabilities, related party		27,000	(22,773)
Cash (used in) operating activities		(85,137)	(204,096)

CASH FLOWS TO INVESTING ACTIVITIES
Mineral rights acquisition		(10,000)	(432,195)
Cash (used in) investing activities		(10,000)	(432,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions of common stock		-	250,000
Proceeds from loans payable		94,720	389,970
Repayment of debt		-	(1,175)
Cash provided by financing activities		94,720	638,795

INCREASE (DECREASE) IN CASH		(417)	2,504
CASH AT BEGINNING OF PERIOD		2,504	-

CASH AT END OF PERIOD		$2,087	$2,504

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$		$-
Cash paid for interest expense	$		$-

SUPPLEMENTALNON-CASH FINANCING AND INVESTING ACTIVITIES
Surrender and cancellation of common stock		$-	$(100,000)
Effect of reverse stock split		$269,810	-

The accompanying notes are an integral part of these audited financial statements

Willow Creek Enterprises, Inc.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

Willow Creek Enterprises, Inc. ("Company") was incorporated in the State of Delaware on January 16, 2007. The Company was organized to explore mineral properties, currently in The State of Nevada.

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of August 31, 2012, the Company had $2,087 (2011 - $2,504), in cash, working capital deficit of $330,219 (2011 - $180,184) and stockholders' deficit of $330,219 (2011- stockholder's equity of $53,018) and accumulated net losses of $2,612,285 (2011- $2,227,002) since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States ("GAAP"), and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We believe that it is at least reasonably possible that the effect on the financial statements of a condition, situation, or set of circumstances that existed at the date of the financial statements will change in the near term due to one or more future confirming events and the effect of the change would be material to the financial statements.

Significant estimates include, but are not limited to, assumptions used in the valuation of equity compensation, allocation of purchase price for acquired assets and assumptions used in our impairment testing of long-lived assets.

Regulatory Matters

The Company and its mineral property interests are subject to a variety of Canadian national and provincial regulations governing land use, health, safety and environmental matters. The Company's management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

Willow Creek Enterprises, Inc.
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments with a maturity of three (3) months or less at the time of purchase. For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments with a maturity of three (3) months or less at the time of purchase. As of August 31, 2012, and 2011 there are no cash equivalents.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Restricted stock awards are measured based on the fair market values of the underlying stock on the dates of grant. For service type awards, share-based compensation expense is recognized on a straight-line basis over the period during which the employee is required to provide service in exchange for the entire award. For awards that vest or begin vesting upon achievement of a performance condition, the Company estimates the likelihood of satisfaction of the performance condition and recognizes compensation expense when achievement of the performance condition is deemed probable using an accelerated attribution model.

The fair value of options is calculated using the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant based on key assumptions such as expected volatility and expected term, so long as the option does not contain provisions that require a more complex model to be used.

Fair Value of Financial Instruments

The Company follows the fair value measurement rules, which provides guidance on the use of fair value in accounting and disclosure for assets and liabilities when such accounting and disclosure is called for by other accounting literature. These rules establish a fair value hierarchy for inputs to be used to measure fair value of financial assets and liabilities. This hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 (highest priority), Level 2, and Level 3 (lowest priority).

Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the balance sheet date.

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3—Inputs are unobservable and reflect the Company's assumptions as to what market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available.

Investments are reflected in the accompanying financial statements at fair value. The carrying amount of receivables and accounts payable and accrued expenses approximates fair value due to the short-term nature of those instruments.

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The carrying amounts of lease receivables, accounts payable, accrued liabilities, and mortgages payable approximate fair value given their short-term nature or effective interest rates, which constitutes level three inputs.

Willow Creek Enterprises, Inc.
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in ASC "Property, Plant, and Equipment". The Company determines impairment by comparing the discounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

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

Basic and Diluted Loss Per Share

The Company computed basic and diluted loss per share amounts pursuant to the ASC 260 "Earnings per Share." There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured at rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is recorded when it is not more likely than not that all or a portion of the net deferred tax assets will be realized.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company's operations, financial position or cash flows.

Willow Creek Enterprises, Inc.
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – MINERAL LEASES AND CLAIMS

On August 28, 2007, the Company acquired a 100% interest in numerous claims known as the Lori/Mamquam Property and is located in the Vancouver Mining Division, British Columbia. The claims were purchased for $6,000 cash and were abandoned in 2011.

On October 9, 2010, the Company entered into that certain Minerals Lease and Agreement (the "Agreement") with MinQuest, Inc., a Nevada S Corporation ("MinQuest"), giving the Company the right to conduct mineral exploration activities on and in unpatented mining claims collectively known as Dolly Varden South (the "Property"), situated in Elko County, Nevada for a term of twenty (20) years (the "Term") with the right to renew. As consideration, the Company shall pay ten thousand dollars ($10,000) upon execution of the Agreement, and an annual payment of ten thousand dollars ($10,000) for the remainder of the Term. Additionally, pursuant to the Agreement, the Company shall be granted the subsequent right to participate in the development of minerals from the Property subject to the terms and conditions of the Agreement.

On November 17, 2010, the Company entered into a Minerals Lease and Agreement (the "Agreement") with MinQuest, Inc., a Nevada corporation ("MinQuest") whereby the Company acquired the right to conduct mineral exploration activities for a term of seven (7) years on various unpatented mining claims situated in Lyon County, Nevada collectively known as the Hercules Property.  As consideration for the leased mineral rights, the Company shall pay an aggregate of $290,000 over the term of the lease and shall provide $3,500,000 in work commitments over the term of the Agreement. Additionally, MinQuest is entitled to receive a 3% royalty from all mineral production derived from the exploration and development of the Hercules Property.

On February 7, 2011, the Company entered into that certain Minerals Lease and Agreement (the "Agreement") with MinQuest, Inc., a Nevada S Corporation ("MinQuest"), giving the Company the right to conduct mineral exploration activities on and in unpatented mining claims collectively known as the Gilman Gold Property (the "Property"), situated in Lander County, Nevada for a term of twenty (20) years (the "Term") with the right to renew.  As consideration, the Company paid ten thousand dollars ($10,000) (the "Base Rent") upon execution of the Agreement, and an annual payment of the Base Rent plus any applicable annual rent increases in accordance with all of the other terms and conditions of the Agreement, for the remainder of the Term. Additionally, the Company shall be granted the subsequent right to participate in the development of minerals from the Property subject to the terms and conditions of the Agreement.

On April 20, 2011, the Company entered into an Amended Minerals Lease and Agreement with MinQuest (the "Amended Agreement") to amend certain terms and conditions of the Original Agreement including, but not limited to, the following material changes from the Original Agreement to the Amended Agreement: i) the Term is extended from seven (7) years to twenty (20) years; ii) the payment schedule as set forth in paragraph 3(a) is amended to include increases for inflation each year after the Seventh Year Anniversary; iii) the Area of Interest as set forth in paragraph 5 is increased to include a one mile radius surrounding the current boundaries of the Hercules Property; and iv) the list of Hercules Property mining claims as set forth in Schedule A is amended to include 88 claims in the aggregate. On April 20, 2011, the Company issued a press release announcing that it has acquired an additional two (2) mining claims as part of its Hercules Property located in Lyon County, Nevada.

During the fiscal year ended August 31, 2012 a total of $243,202 was impaired due to lack of ongoing exploration work and financing in determining a proven reserve.

Willow Creek Enterprises, Inc.
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in ASC "Property, Plant, and Equipment". The Company determines impairment by comparing the discounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

The amount of impairment listed below is due to acquisition costs and exploration costs associated with the Company's mineral properties prior to discovery of an indicated resource.

	August 31,
	2012	2011
Total Cash Spent	$10,000	$432,195
Mineral Property Expense	$-	$198,993
Impaired	$233,202	$-
Total Mineral Property	$243,202	$233,202
Expense Capitalized	$-	$-

In March of 2011, a technical report was prepared and in accordance with 43-101 which is the current industry standard. In the report, an indicated resource of 16,554,587 short tons at an average grade of 0.024 ounces per ton, equating to 399,703 ounces of gold equivalent.

NOTE 6 – COMMON STOCK AND PREFERRED STOCK

The Company effected a reverse split on the basis of one new share for each one thousand shares held (1:1000) which was approved by FINRA on October 27, 2014 and is retroactively impacted to the share and per share data contained herein.
Concurrently the Company increased the authorized share capital from 300,0000,000 to 520,000,000 shares. The Company has authorized 520,000,000 shares, of which 500 million shares are authorized as common stock and 20 million shares are authorized as preferred stock, of which a total of 3,000 shares have been designated Series A Preferred Stock carrying super voting rights of 200:1 as to each share of common stock and convertible into shares of common stock at a ratio of 200 common shares for each one share of Series A preferred stock.
As at August 31, 2012 and 2011 there were 269,837 shares of common stock issued and outstanding.  As at August 31, 2012 and 2011 there were Nil shares of Series A Preferred Stock issued and outstanding.

NOTE 7 - LOANS PAYABLE

Lender #1

As of August 31, 2011, the Company had received a loan in the amount of $20,460 from an unrelated third party.  The funds are non-interest bearing, unsecured, and do not have any specific repayment terms. The Company imputed interest expense of $2,046 and $2,105 during the fiscal year ended August 31, 2012 and 2011, respectively.

Lender #2

As of August 31, 2011, the Company had received loans in the amount of $389,970 from an unrelated third party, of which $250,000 was converted to 606common shares and 606share purchase warrants with an exercise price of $437.50 per share. We recorded a loss on settlement of debt in the amount of $286,915 in respect of the transaction.  The remaining funds $139,970 are interest bearing at a rate of 10% per annum. The funds are unsecured, and do not have any specific repayment terms.

Willow Creek Enterprises, Inc.
NOTES TO FINANCIAL STATEMENTS

NOTE 7 - LOANS PAYABLE (CONTINUED)

Lender #2 (Cont'd)

On September 29, 2011, the Company issued an unsecured ten percent (10%) Promissory Note (the "Note") to Duke Holdings Ltd. ("Duke") in the amount of four thousand seven hundred US dollars ($4,700), to evidence funds loaned by Duke to the Company on September 29, 2011.  The Note earns simple interest accruing at ten percent (10%) per annum and is due upon demand ten (10) days written notice by Duke.

On December 27, 2011, the Company issued an unsecured ten percent (10%) Promissory Note (the "Note") to Duke Holdings Ltd. ("Duke") in the amount of ten thousand US dollars ($10,000), to evidence funds lent by Duke to the Company on December 9, 2011.  The Note earns simple interest accruing at ten percent (10%) per annum and is due upon demand with ten (10) days written notice by Duke.

On March 22, 2012, the Company issued an unsecured ten percent (10%) Promissory Note (the "Note") to Duke Holdings Ltd.("Duke") in the amount of eighty thousand US dollars ($80,020), to evidence funds lent by Duke to the Company on March 15, 2012. The Note earns simple interest accruing at ten percent (10%) per annum and is due upon demand with ten (10) days written notice by Duke.

The Company recorded interest expense of $18,698 and $6,998 during the fiscal years ended August 31, 2012 and 2011, respectively.

NOTE 8- RELATED PARTY TRANSACTIOINS

During the fiscal year ended August 31, 2012, Mr. Terry Fields, the President of the Company and a greater than 10% shareholder, charged $36,000 to the Company as consulting fees. The Company paid $9,000, leaving $27,000 included in the accounts payable and accrued expenses as at August 31, 2012.

NOTE 9 – IMPAIRMENT OF FUNDS HELD IN TRUST

On August 31, 2012 the Company's management determined to impair a total of $17,253 in cash held in trust with legal counsel. The Company was unable to confirm such funds remained in trust for the benefit of the Company as at the end of fiscal 2012.  The trust balance which management was able to independently verify at the fiscal year ended August 31, 2012 totaled $2,087, which amount remains on the Company's balance sheets as cash at August 31, 2012.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On October 9, 2010, the Company entered into that certain Minerals Lease and Agreement with MinQuest giving the Company the right to conduct mineral exploration activities on and in unpatented mining claims collectively known as Dolly Varden South (the "Property"), situated in Elko County, Nevada for a term of twenty (20) with the right to renew. The agreement required an annual payment of ten thousand dollars ($10,000) for the remainder of the term.  The Company remitted the required annual payment in fiscal 2012.

On November 17, 2010, the Company entered into a further Minerals Lease and Agreement with MinQuest whereby the Company acquired the right to conduct mineral exploration activities for a term of seven (7) years on various unpatented mining claims situated in Lyon County, Nevada collectively known as the Hercules Property.  Under the terms of the agreement the Company shall pay an aggregate of $290,000 over the term of the lease and shall provide $3,500,000 in work commitments over the term of the Agreement. Additionally, MinQuest is entitled to receive a 3% royalty from all mineral production derived from the exploration and development of the Hercules Property. On April 20, 2011, the Company entered into an Amended Minerals Lease and Agreement with MinQuest (the "Amended Agreement") to amend certain terms and conditions of the Original Agreement including, but not limited to, the following material changes from the Original Agreement to the Amended Agreement: i) the Term is extended from seven

Willow Creek Enterprises, Inc.
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

(7) years to twenty (20) years; ii) the payment schedule as set forth in paragraph 3(a) is amended to include increases for inflation each year after the Seventh Year Anniversary; iii) the Area of Interest as set forth in paragraph 5 is increased to include a one mile radius surrounding the current boundaries of the Hercules Property; and iv) the list of Hercules Property mining claims as set forth in Schedule A is amended to include 88 claims in the aggregate. As at August 31, 2012, the Company has not yet fulfilled the terms of the work commitment or the required aggregate payments.

On February 7, 2011, the Company entered into that certain Minerals Lease and Agreement with MinQuest giving the Company the right to conduct mineral exploration activities on and in unpatented mining claims collectively known as the Gilman Gold Property for a term of twenty (20) years (the "Term") with the right to renew.  Under the terms of the agreement the Company must make an annual payment of the base rent of $10,000, plus any applicable annual rent increases in accordance with all of the other terms and conditions of the agreement, for the remainder of the Term. As at August 31, 2012, the Company had failed to make its required payments of the base rent.

NOTE 11 – INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended August 31, 2012 and 2011 consist of the following:

	August 31
	2012	2011
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$888,177	757,180
State	232,493	199,203
	1,120,670	955,383
Valuation allowance	(1,120,670)	(955,383)
Provision benefit for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	August 31
	2012	2011
Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	8.9%	8.9%
Valuation allowance	(42.9%)	(42.9%)

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	August 31,
	2012	2011
Net operating loss carryforward	$2,612,285	$2,227,002
Valuation allowance	(2,612,285)	(2,227,002)
Deferred income tax asset	$-	$-

The Company has a net operating loss carryforward of approximately $2,612,285 available to offset future taxable income through 2022.

Willow Creek Enterprises, Inc.
NOTES TO FINANCIAL STATEMENTS

NOTE 12 – SUBSEQUENT EVENTS

On September 17, 2012, Mr. Fields resigned as an officer and director and Dr. Larry Eastland was appointed Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President, Secretary and Treasurer.

On January 17, 2013, the Board of Directors of the Company authorized the issuance of 27,500 common shares of the Company's stock to Dr. Larry Eastland, the sole director and officer of the Company, for his services at $1.00.

On May 10, 2013, the Company entered into a Share Exchange Agreement by and between the Company and Mia Mynt Mining Company ("Mia Mynt"), a private company of the Republic of the Union of Myanmar with its operating office located in the kingdom of Thailand.

The terms of the Share Exchange Agreement were unable to be fulfilled by both Mia Mynt and the Company during the quarter ended November 30, 2013.  As a result, the parties mutually agreed to terminate the Agreement.

On May 14, 2014, the Company entered into promissory notes with 3 separate third-party investors in the total amount of $400,000.  On August 21, 2014, the Company and the Note holders determined to settle the debts in exchange for the issuance of Series A Preferred Stock, which carry super voting rights of 200:1 and is convertible into shares of common stock at a ratio of 200 common shares for each one share of Series A preferred stock. As of August 31, 2014, The Company had issued all 3,000 Series A Preferred shares in respect to the above notes in the amount of $400,000.

On May 23, 2014 the Company entered into a Sale and Purchase agreement with Pryme Oil and Gas LLC, a Texas corporation, (the "Seller") where under the Company, as "Purchaser", will acquire 100% of the Seller's working interests and net revenue interests in the oil and gas leases and areas of mutual interest held by Seller in the AVOYELLES & ST. LANDRY PARISHES, LOUISIANA, known as the Tuner Bayou Acreage (the "Acreage").  In addition, the Purchaser shall acquire the Seller's working interest in the personal property, equipment and fixtures on the Acreage, as well as any available seismic, geologic, geophysical, geochemical, engineering, financial, prior drilling and production histories, legal and cultural information, reports, studies and data accumulated by Seller in the acquisition and development of the Acreage.  In consideration for the acquisition, the Purchaser shall assume certain debts of the Seller, not to exceed $1,400,000, shall pay the Seller's proportionate share of the installation of an artificial lift system on the Rosewood Plantation 21-H well (the "Workover") not to exceed $260,000 within 30 days of the execution of the agreement, and shall agree to drill at least one Chalk well within 4 months of the aforementioned workovers.  As at May 31, 2014 the Company has remitted an initial deposit of $60,000 towards the required Workover fees, and subsequent to May 31, 2014, has remitted the remaining $200,000 payment as required.  As at the date of this report the transaction has not yet closed.  Under the terms of the agreement, should the transaction fail to close for any reason, the $260,000 advance by the Company shall be converted into an unrestricted block of stock in Prime Energy Limited in equivalent value to the cash proceeds advanced, determined using a VWAP share price.  As at the date of this report the transaction has not yet closed due to a change in economic conditions and certain legal matters incurred by Pryme which are being addressed by Pryme. During fiscal 2017, Pryme declared bankruptcy and its assets were acquired by Indago Energy Ltd.("Indago"). Under the terms of the proceeding, Indago acquired none of the existing liabilities of Pryme as at the date of the asset transfer. As a result, effective August 31, 2017, the Company has written down the full amount remitted as deposits to Pryme pending further negotiation with Indago.

Willow Creek Enterprises, Inc.
NOTES TO FINANCIAL STATEMENTS

NOTE 12 – SUBSEQUENT EVENTS (CONTINUED)

On May 30, 2014, the Company and Mr. Terry Fields entered into a Convertible Note Agreement ("Fields Note") where under the Company agreed to convert outstanding debt into an interest free convertible note with a one-year term commencing May 30, 2014, and whereby at the election of the Note Holder during the term, the value of the note may be converted into shares of common stock at $0.001 per share.  As at the date of issue, the Fields Note was considered to have a beneficial conversion feature ("BCF") because the conversion price was less than the quoted market price at the time of issuance. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $27,000, or the face value of the note.  This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount for the fiscal year ended August 31, 2014 was $27,000.

On May 30, 2014, Mr. Terry Fields ("Seller") further entered into a Convertible Promissory Note Purchase Agreement in respect of the Fields Note with unrelated third parties ("Buyers") where under Mr. Terry Fields assigned his debt to Buyers for $35,000 payable in cash and delivery of 500,000 free trading shares of the Company. On December 12, 2014, the Board of Directors approved the issuance of 27,000,000 post-split shares in fulfillment of all obligations under the Fields Note. As a result, 500,000 shares were issued on December 29, 2014 to Mr. Fields, with the remaining 26,500,000 shares issued on February 25, 2015 to certain assignees.

On June 1, 2014, the Company provided $83,450 to a third party as a loan for working capital in the form of a two-year note, bearing interest at a rate of 6% per annum. The loan is unsecured and remains outstanding.  As at August 31, 2017 the Company wrote down the receivable as uncollectible.

On June 30, 2014, the Company and Mr. Eastland entered into a Convertible Note Agreement ("Eastland Note") where under the Company agreed to convert outstanding debt of $155,986 into an interest free convertible note with a one year term commencing June 30, 2014, and whereby at the election of the Note Holder during the term, the value of the note may be converted into shares of common stock at $0.05 per share, higher than the fair market value of the Company's common shares as at the date the notes were issued.  As a result, the Company has determined the conversion feature associated with these notes is not beneficial to the holder as at the date of issue.  If the Note holders elect to convert the principal value of the notes and stock payment is not made within ten (10) days of its demand, the Borrower shall pay an additional fee in the amount of 10% of the total shares issuable under the note.

On July 31, 2014, Mr. Eastland assigned his convertible note to certain third parties.  On March 25, 2015, 3,119,730 shares were issued in fulfillment of all obligations under this note.

The Company effected a reverse split on the basis of one new share for each one thousand shares held (1:1000) effective October 27, 2014, which is retroactively impacted to the share and per share data contained herein.

On October 8, 2014, the Company entered into a Share Exchange Agreement with Texas Shale Oil Inc. ("TSO"). Under the Share Exchange Agreement, the Company acquired 100% of TSO in exchange for the issuance of 349,000,000 post reverse split shares of the common stock of SHLE, par value $0.0001. On October 31, 2014, the Company issued 335,247,500 shares in respect to Share Exchange Agreement with Texas Shale Oil, Inc. ("TSO") and reserved the remaining 13,752,500 unissued shares as stock payable of which 11,247,500 shares were reserved for issuance in a future period and 2,505,000 shares were reserved pending fulfillment of certain terms of the Share Exchange Agreement between the Company and Texas Shale Oil Inc. During fiscal 2017, 13,752,500 shares reserved for issuance were terminated by management and the parties to whom the shares were payable. Effective October 31, 2014 TSO became a wholly owned subsidiary of the Company. TSO holds certain intangible assets including acquired geologic, geophysical, geochemical and engineering data, land acquisition costs and certain associated technical expenses.

Willow Creek Enterprises, Inc.
NOTES TO FINANCIAL STATEMENTS

NOTE 12 – SUBSEQUENT EVENTS (CONTINUED)

On October 31, 2014 the Company changed its name to Shale Oil International, Inc. and commenced trading under the symbol SHLE on the OTC Markets. Mr. Eastland resigned his position as President and CEO, and concurrently Mr. Ronald Cormick became the President and CEO of the Company.  Mr. Ronald Cormick is also the sole officer and director of TSO.

On June 5, 2015, the controlling shareholders of the Company entered into an Assignment and Assumption Agreement (the "Assumption Agreement"), with Eagle Mountain Corporation (OTCQB: EMTC) pursuant to which the shareholders assigned their controlling interest in the Company to Eagle Mountain Corporation. Concurrently the Company became an 85.39% controlled subsidiary of Eagle Mountain Corporation.  Eagle Mountain Corporation and the Company have a director in common, Mr. Larry Eastland.  Mr. Ronald Cormick, a Director and officer of the Company and our wholly owned subsidiary, TSO, is also the Chief Executive officer of Eagle Mountain Corporation.

On August 10, 2016 the Company issued a total of 180,000 shares to Terry Fields in consideration for legal fees in the amount of $1,800.

During fiscal 2017, Eagle Mountain Corporation and the Company entered into an agreement whereby a total of 324,000,000 shares held by Eagle Mountain Corporation were returned to the Company for cancellation.  Concurrently the Company ceased to be a controlled subsidiary of Eagle Mountain Corporation.  As at the date of this report the shares have been effectively canceled.

On August 9, 2017, the Company's subsidiary TSO entered into an option agreement with a Cyprus company whereby an agent acting on behalf of the Company incorporated Texas Shale Oil International Corp. ("TSOIC").  TSOIC was incorporated on August 10, 2017 and the issued shares allocated to TSO were held by a third-party nominee.  Mr. Ron Cormick, our President and CEO, became an officer and director of TSOIC and Mr. Larry Eastland became a director.  Initiatives expected to be undertaken by TSOIC regarding certain oil and gas business ventures in Ukraine in association with a Ukrainian private equity firm have failed to materialize in subsequent periods.  Mr. Eastland resigned his directorship March 5, 2018 and concurrently, 100% ownership of TSOIC was transferred to TSO, and the partnership was terminated. Thereafter, on June 13, 2018 TSO transferred its entire interest in TSOIC to an arm's length third party.  Mr. Ron Cormick tendered his resignation from the Board of TSOIC concurrently, on June 13, 2018.  Subsequently TSOIC fell into default in the State of Nevada.

TSO continues to focus its expertise and efforts on its works-in-progress projects in the USA, Australia and elsewhere.

During the fiscal year ended August 31, 2018, the Company and certain related and unrelated parties entered into certain three-year convertible notes bearing interest at eight (8%) percent per annum commencing November 27, 2017 in the cumulative principal amount of $150,777 relative to advances received to the date of the agreements,  and whereby at the election of the Note Holder during the term, the value of the note may be converted into shares of common stock at a 25% discount to the market at the time of conversion.

On September 6, 2018, Mr. Justin Eastland was appointed Director and Deputy Secretary of the Company. Justin Eastland is the son of Dr. Larry Eastland, Secretary and Director.

On September 14, 2018, the Board of Directors of Shale Oil International Inc. ("SHLE" or the "Company") approved a change in fiscal year end from August 31 to March 31. This change in the fiscal year end was made to better align SHLE's reporting calendar with the fiscal year end of Conquest Holdings Ltd. ("Conquest"), a company incorporated under the laws of Hong Kong, and the target of acquisition by SHLE.  SHLE, Conquest and the shareholders of Conquest entered into an agreement in February 2019 whereunder Conquest will become a wholly owned subsidiary of SHLE on closing.

On December 13, 2018, the Company redomiciled to the State of Nevada from the State of Delaware.  The Company is now a Nevada corporation.

Willow Creek Enterprises, Inc.
NOTES TO FINANCIAL STATEMENTS

NOTE 12 – SUBSEQUENT EVENTS (CONTINUED)

On January 10, 2019, Mr. Larry Eastland resigned as the President of the Company.

On January 15, 2019, Mr. Cormick was appointed President, CEO and a Director of the Company and Mr. Larry Eastland became the Secretary, Treasurer and a Director of the Company.

On January 17, 2019 the Company, Mr. Ronald Cormick, President and Director of both the Company and its controlled subsidiary, Texas Shale Oil International Inc. ("TSO"), and TSO agreed to enter into a Purchase and Sale Agreement (the "PSA") whereunder the Company divested its 100% interest in TSO to Mr. Ronald Cormick.  Under the terms of the PSA, Mr. Cormick acquires TSO, its liabilities and assets in exchange for settlement of certain amounts payable by the Company to Mr. Cormick in the amount of $100,000.  Further under the terms of the PSA the Company assumed certain liabilities from TSO and agreed to write down certain intercorporate receivables as part of the transaction. The Effective Date of the agreement was agreed to be October 31, 2018 for accounting purposes.

On January 23, 2019, the Board of Directors of the Company and a majority of the Company's shareholders resolved to effect a reverse stock split of the common and Series A preferred shares of stock on the basis of 1 share for each 50 shares issued, rounding to a minimum of 100 common shares per shareholder, a name change to Pacific Conquest Holdings Inc., and an increase in the number of authorized shares of the common stock of the Company to 1,000,000,000 shares of common stock, par value $0.0001 and 50,000,000 shares of  Preferred stock, par value $0.0001.

On February 18, 2019, the Company entered into a Share Exchange Agreement with Conquest Resources Ltd. ("Conquest"), a company formed under the laws of Hong Kong and its shareholders, whereby the Company would acquire 100% of the shares of stock of Conquest, its business and assets in exchange for 42,100,000 post-split shares (32,500,000 going to Conquest Shareholders and the remaining shares going to certain individuals who facilitated the transaction) of the Company's common stock.

On March 4, 2019, the Company filed the name change with the State of Nevada, changing the name of the Company to Pacific Conquest Holdings, Inc. and increasing the number of authorized shares of the common stock of the Company to 1,000,000,000 shares of common stock, par value $0.0001 and 50,000,000 shares of Preferred stock, par value $0.0001.

On March 6, 2019, the Company filed documents with FINRA to effect the reverse split described above.  The Company is awaiting approval from FINRA prior to finalizing the reverse split and name change.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 20, 2011, M&K CPAS, PLLC ("M&K") was engaged as the registered independent public accountant for the Company and Jewett, Schwartz, Wolfe & Associates ("JSWA") was dismissed as the registered independent public accountant for the Company. The decisions to appoint M&K and dismiss JSWA were approved by the Board of Directors of the Company on June 20, 2011.

Other than the disclosure of uncertainty regarding the ability for us to continue as a going concern which was included in our accountant's report on the financial statements for the years ended August 30, 2010 and 2009, JSWA's reports on the financial statements of the Company for the years ended August 30, 2010 and 2009 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. For the two most recent fiscal years and any subsequent interim period through JSWA's termination on June 20, 2011, JSWA disclosed the uncertainty regarding the ability of the Company to continue as a going concern in its accountant's report on the financial statements.

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

Prior to June 20, 2011, the Company did not consult with M&K regarding (1) the application of accounting principles to specified transactions, (2) the type of audit opinion that might be rendered on the Company's financial statements, (3) written or oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

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

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of August 31, 2012, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at August 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of August 31, 2012, our internal control over financial reporting was not effective.

Our internal controls are not effective for the following reasons: (i) there is an inadequate segregation of duties consistent with control objectives as management is comprised of only two persons, one of which is the Company's principal executive officer and principal financial officer and, (ii) the Company does not have an audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process, (iii) we do not have a formal process for the identification and approval of related party transactions.

In order to mitigate the foregoing material weakness, we have engaged an outside accounting consultant with significant experience in the preparation of financial statements in conformity with GAAP to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity with GAAP. We will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

We would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will continue to reassess this matter to determine whether improvement in segregation of duty is feasible. In addition, we would need to expand our board to include independent members.

Going forward, we intend to evaluate our processes and procedures and, where practicable and resources permit, implement changes in order to have more effective controls over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemption provided to issuers that are not "large accelerated filers" nor "accelerated filers" under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our director(s) and executive officer(s) as at August 31, 2012:

Name	Age	Position with the Company	Director Since
Terry Fields*	68	CEO, CFO, President, Treasurer, Secretary, & Director	August 9, 2010
Larry Eastland	67	Director	March 1, 2010
* On September 17, 2012, Mr. Fields resigned as an officer and director and Dr. Larry Eastland was appointed Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President, Secretary and Treasurer.
The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each of our directors is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Delaware General Corporate Law. Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation.

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

Identification of Significant Employees

As at August 31, 2012, have no significant employees other than Mr. Terry Fields, our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

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

(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)	any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

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

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee's duties will be to recommend to the Company's board of directors the engagement of an independent registered public accounting firm to audit the Company's financial statements and to review the Company's accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company's board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the "Code") that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer.  A written copy of the Code is available on written request to the Company and is filed with the SEC on November 15, 2007 as part of the Company's SB-2.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended August 31, 2012, Forms 5 and any amendments thereto furnished to us with respect to the year ended August 31, 2012, and the representations made by the reporting persons to us, we believe that during the year ended August 31, 2012, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve-month periods ended August 31, 2012 and 2011:

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 8/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Terry Fields (1) President, CEO, CFO, Treasurer, Secretary, and Director	2012	36,000	-0-	-0-	-0-	-0-	-0-	-0-	36,000
	2011	36,000	-0-	-0-	-0-	-0-	-0-	-0-	36,000

(1)
On August 9, 2010, Mr. Terry Fields entered into an Employment Agreement with the Company, which provides that Mr. Fields shall serve as the Company's President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director for an initial term of one-year, which term shall thereafter be automatically renewed for additional terms of one year until terminated.   Mr. Fields receives a monthly salary of $3,000. As at August 31, 2012 a total of $27,000 remained payable to Mr. Fields with respect to his agreed compensation.

Narrative Disclosure to Summary Compensation Table

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person's responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended August 31, 2012.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of August 31, 2012, by: (i) our directors; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1) (#)	Percent of Class(2) (%)
Terry Fields 7251 W. Lake Mead Blvd., Suite 300 Las Vegas, Nevada 89128	Common	28,000	10.38%
Larry Eastland(3) 7251 W. Lake Mead Blvd., Suite 300 Las Vegas, Nevada 89128	Common	-0-	-0-
All Officers and Directors as a Group (2 Persons)	Common	28,000	10.38%

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

2.	Based on 269,837 issued and outstanding shares of Common Stock as of August 31, 2012.
3.	Larry Eastland became a director of the Company on March 1, 2010 and does not own or control any shares of the Company.

Changes in Control

There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company's outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

  ·  Disclosing such transactions in reports where required;
  ·  Disclosing in any and all filings with the SEC, where required;
  ·  Obtaining disinterested directors consent; and
  ·  Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of "Independent Officer" means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended August 31, 2012	Year Ended August 31, 2011
Audit fees	$2,000	$5,500
Audit-related fees	$-	$2,000
Tax fees	$-	$-
All other fees	$-	$2,500
Total	$2,000	$17,380

Audit Fees

During the fiscal year ended August 31, 2012, we incurred approximately $2,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended August 31, 2012.

During the fiscal year ended August 31, 2011, we incurred approximately $5,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended August 31, 2011.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended August 31, 20121 and 2011 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $Nil and $2,000, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended August 31, 2012 and 2011 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended August 31, 2012 and 2011 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $Nil and $2,500, respectively.

ITEM 15. EXHIBITS.

(a)	Exhibits

Exhibit Number	Exhibit

31.1
Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of the Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLOW CREEK ENTERPRISES, INC.

Date: May 20, 2019	By:	/s/ Ron Cormick
Ron Cormick
CEO, President, Director (Principal Executive Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date: May 20, 2019	By:	/s/ Ron Cormick
Ron Cormick
CEO, President, Director (Principal Executive Officer)

Date: May 20, 2019	By:	/s/ Larry Eastland
Larry Eastland
Secretary/Treasurer, Director (Principal Financial Officer)