Form 10-Q
period 2012-11-30
Willow Creek Enterprises Inc.
filed 2019-05-23
CIK 1415952

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-1415952
Commission File Number

WILLOW CREEK ENTERPRISES INC.
(Exact name of registrant as specified in its charter)

Delaware	27-3231761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7251 W. Lake Mead Blvd., Suite 300 Las Vegas, Nevada 89128	N/A
(Address of principal executive offices)	(Zip Code)

(310) 600-8757
(Registrant's telephone number, including area code)

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [X]

      If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS
55,292,092 shares of common stock outstanding as of May 20, 2019
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

WILLOW CREEK ENTERPRISES, INC.

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Willow Creek Enterprises, Inc.
Balance Sheets
(Unaudited)

	November 30, 2012	August 31, 2012

ASSETS

Current Assets
Cash	$1,549	$2,087
Total Current Assets	1,549	2,087

Total Assets	$1,549	$2,087

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	55,921	50,156
Accounts payable and accrued expenses, related party	27,000	27,000
Loan payable	255,150	255,150
Total Current Liabilities	338,071	332,306

Stockholders' Deficit
Preferred stock – authorized 20,000,000 shares of $0.0001 par value, None issued and outstanding	-	-
Common Stock - authorized 500,000,000 shares of $0.0001 par value, 269,837 shares of common stock issued and outstanding as of November 30, 2012 and August 31, 2012	27	27
Additional paid in capital	2,282,550	2,282,039
Accumulated deficit	(2,619,099)	(2,612,285)
Total Stockholders' Deficit	(336,522)	(330,219)
Total Liabilities and Stockholders' Deficit	$1,549	$2,087

The accompanying notes are an integral part of these unaudited financial statements

Willow Creek Enterprises, Inc.
Statements of Operations
(Unaudited)

	Three months ended November 30,
	2012	2011
Revenues	$-	$-

Operating expenses:
Professional fees	-	2,000
Mineral rights impairment	-	233,202
General and administrative	452	7,610
Total operating expenses	452	242,812

Other income (expenses)
Interest expenses	(6,362)	(4,599)
Total other income (expenses)	(6,362)	(4,599)

Net income (loss) for the period	(6,814)	(247,411)

Net loss per common share, basic and diluted	$(0.03)	(0.92)

Weighted average number of common shares- basic and diluted	269,837	269,837

The accompanying notes are an integral part of these unaudited financial statements

Willow Creek Enterprises, Inc.
Statements of Cash Flows
(Unaudited)

	Three months ended November 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,814)	$(247,411)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Impairment expense on mineral property	-	233,202
Imputed interest	511	1,064
Changes in operating assets and liabilities:
Accounts payable & accrued liabilities	5,765	5,951
Cash (used in) operating activities	(538)	(7,194)

CASH FLOWS TO INVESTING ACTIVITIES
Cash (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	-	4,700
Cash provided by financing activities	-	4,700

INCREASE (DECREASE) IN CASH	(538)	(2,494)
CASH AT BEGINNING OF PERIOD	2,087	2,504

CASH AT END OF PERIOD	$1,549	$10

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

WILLOW CREEK ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Willow Creek Enterprises, Inc. ("Company") was incorporated in the State of Delaware on January 16, 2007. The Company was organized to explore mineral properties, currently in The State of Nevada.

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of November 30, 2012, the Company had $1,549 (August 31, 2012 - $2,087), in cash, working capital deficit of $336,522 (August 31, 2012 - $330,219) and stockholders' deficit of $336,522 (August 31, 2012- stockholder's deficit of $330,219) and accumulated net losses of $2,619,099 (August 31, 2012- $2,612,285) since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited financial information referred to above has been prepared and presented in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The interim financial information has been prepared on a condensed basis, such that certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission. These interim financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

This report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended August 31, 2012 filed on May 20, 2019. Results of the three months ended November 30, 2012 are not necessarily indicative of the results that may be expected for the year ended August 31, 2013 and any other future periods.

WILLOW CREEK ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES (continued)

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

Regulatory Matters

The Company and its mineral property interests are subject to a variety of Canadian national and provincial regulations governing land use, health, safety and environmental matters. The Company's management believes it has been in substantial compliance with all such regulations and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments with a maturity of three (3) months or less at the time of purchase. For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments with a maturity of three (3) months or less at the time of purchase. As of November 30, 2012, and August 31, 2012 there are no cash equivalents.

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

WILLOW CREEK ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

Willow Creek Enterprises, Inc.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

	August 31,
	2012	2011
Total Cash Spent	$10,000	$432,195
Mineral Property Expense	$-	$198,993
Impaired	233,202	-
Total Mineral Property	243,202	233,202
Expense Capitalized	-	-

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

As at November 30, 2012 and August 31, 2012 there were 269,837 shares of common stock issued and outstanding.  As at November 30, 2012 and August 31, 2012 there were Nil shares of Series A Preferred Stock issued and outstanding.

Willow Creek Enterprises, Inc.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – LOANS PAYABLE

Lender #1

As of August 31, 2011, the Company had received a loan in the amount of $20,460 from an unrelated third party.  The funds are non-interest bearing, unsecured, and do not have any specific repayment terms. The Company imputed interest expense of $511 and $1,064 for the three months ended November 30, 2012 and November 30, 2011, respectively.

Lender #2

As of August 31, 2011, the Company had received loans in the amount of $389,970 from an unrelated third party, of which $250,000 was converted to 606 common shares and 606 share purchase warrants with an exercise price of $437.50 per share. We recorded a loss on settlement of debt in the amount of $286,915 in respect of the transaction.  The remaining funds $139,970 are interest bearing at a rate of 10% per annum. The funds are unsecured, and do not have any specific repayment terms.

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

During the three months ended November 30, 2012, the Company recorded interest expense of $5,851 (2011- $3,535).

NOTE 8- RELATED PARTIES TRANSACTIOINS

During the fiscal year ended August 31, 2012, Mr. Terry Fields, the President of the Company and a greater than 10% shareholder, charged $36,000 to the Company as consulting fees. The Company paid $9,000, leaving $27,000 owing as at November 30, 2012 and August 31, 2012. The $27,000 is reflected on the balance sheet as accounts payable and accrued expenses, related party.

On September 17, 2012, Mr. Fields resigned as an officer and director and Dr. Larry Eastland was appointed Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, President, Secretary and Treasurer.

NOTE 9 – IMPAIRMENT OF FUNDS HELD IN TRUST

On August 31, 2012 the Company's management determined to impair a total of $17,253 in cash held in trust with legal counsel. The Company was unable to confirm such funds remained in trust for the benefit of the Company as at the end of fiscal 2012.  The trust balance which management was able to independently verify at the three months ended November 30, 2012 totaled $1,549, which amount remains on the Company's balance sheets as cash ($2,087 as at August 31, 2012).

Willow Creek Enterprises, Inc.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 11 – SUBSEQUENT EVENTS

On January 17, 2013, the Board of Directors of the Company authorized the issuance of 27,500 common shares of the Company's stock to Dr. Larry Eastland, the sole director and officer of the Company, for his services at $6 per share.

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

Willow Creek Enterprises, Inc.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – SUBSEQUENT EVENTS (continued)

On May 23, 2014 the Company entered into a Sale and Purchase agreement with Pryme Oil and Gas LLC, a Texas corporation, (the "Seller") where under the Company, as "Purchaser", will acquire 100% of the Seller's working interests and net revenue interests in the oil and gas leases and areas of mutual interest held by Seller in the AVOYELLES & ST. LANDRY PARISHES, LOUISIANA, known as the Tuner Bayou Acreage (the "Acreage").  In addition, the Purchaser shall acquire the Seller's working interest in the personal property, equipment and fixtures on the Acreage, as well as any available seismic, geologic, geophysical, geochemical, engineering, financial, prior drilling and production histories, legal and cultural information, reports, studies and data accumulated by Seller in the acquisition and development of the Acreage.  In consideration for the acquisition, the Purchaser shall assume certain debts of the Seller, not to exceed $1,400,000, shall pay the Seller's proportionate share of the installation of an artificial lift system on the Rosewood Plantation 21-H well (the "Workover") not to exceed $260,000 within 30 days of the execution of the agreement, and shall agree to drill at least one Chalk well within 4 months of the aforementioned workovers.  As at May 31, 2014 the Company has remitted an initial deposit of $60,000 towards the required Workover fees, and subsequent to May 31, 2014, has remitted the remaining $200,000 payment as required.  As at the date of this report the transaction has not yet closed.  Under the terms of the agreement, should the transaction fail to close for any reason, the $260,000 advance by the Company shall be converted into an unrestricted block of stock in Prime Energy Limited in equivalent value to the cash proceeds advanced, determined using a VWAP share price.  As at the date of this report the transaction has not yet closed due to a change in economic conditions and certain legal matters incurred by Pryme which are being addressed by Pryme. During fiscal 2017, Pryme declared bankruptcy and its assets were acquired by Indago Energy Ltd.("Indago"). Under the terms of the proceeding, Indago Willow Creek Enterprises, Inc. acquired none of the existing liabilities of Pryme as at the date of the asset transfer. As a result, effective August 31, 2017, the Company has written down the full amount remitted as deposits to Pryme pending further negotiation with Indago.

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

Willow Creek Enterprises, Inc.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – SUBSEQUENT EVENTS (continued)

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

Willow Creek Enterprises, Inc.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – SUBSEQUENT EVENTS (continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as "anticipate," "expect," "intend," "plan," "believe," "foresee," "estimate" and variations of these words and similar expressions to identify forward-looking statements. These statements are not a guarantee of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

Use of Terms

Except as otherwise indicated by the context, references in this report to "Company", "WLOC", "we", "us" and "our" are references to Willow Creek Enterprises, Inc. All references to "USD" or United States Dollars refer to the legal currency of the United States of America.

The management's discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements for the three months ended November 30, 2012 and the notes thereto appearing elsewhere in this Report and the Company's audited financial statements for the fiscal year ended August 31, 2012, as filed with the SEC in its Annual Report on Form 10-K on May 20, 2019 , along with the accompanying notes.

Overview

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

Plan of Operations

Our plan of operation during fiscal 2013 remained unchanged and was to conduct mineral exploration activities on the Lori/Mamquam Property, Dolly Varden Property, Gilman Gold Property, and Hercules Property in order to assess whether they possessed commercially exploitable mineral deposits. We are presently in the exploration stage of our business and we can provide no assurance that commercially viable mineral deposits exist on our mineral claims or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. Further exploration is required before a final evaluation as to the economic and legal feasibility to determine whether our mineral claims possess commercially exploitable mineral deposits. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claims.

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

When we continue our exploration activities we intend to rely heavily on outside consultants to provide all equipment and field work needed for the exploratory program we intend to conduct.

We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing in order to commence the exploration of the Dolly Varden Property, Gilman Gold Property, and Hercules Property.  As a result of the delay in our exploration plans due to lack of capital, we wrote down the capitalized value of our mineral properties during fiscal 2012.

RESULTS OF OPERATIONS

Working Capital

	Three Months ended November 30, 2012	Fiscal Year ended August 31, 2012
Current Assets	$1,549	$2,087
Current Liabilities	$338,071	$332,306
Working Capital (Deficit)	$(336,522)	$(330,219)

Cash Flows

	Three Months Ended	Three Months Ended
	November 30, 2012	November 30, 2011
Cash Flows (used in) Operating Activities	$(538)	$(7,194)
Cash Flows from (used in) Investing Activities	$-	$-
Cash Flows provided by Financing Activities	$-	$4,700
Net Increase (decrease) in Cash During Year	$(538)	$(2,494)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended November 30, 2012 totaled $452 as compared to $242,812 for the three months ended November 30, 2011.  Professional fees decreased period over period from $2,000 in 2011 to $Nil in 2012 as a result of the Company limiting operations. During the three months ended November 30, 2011 we recorded impairment of mineral rights of $233,202 as compared to no impairment recorded in the comparable period for 2012.  General and administrative expenses were substantially decreased from $7,610 in 2011 to $452 in 2012 as we did not have the capital to carry out any work on our mineral assets.

Net loss for the three months ended November 30, 2012 was $6,814 as compared to $247,411 for the three months ended November 30, 2011.  Net loss included interest expenses of $6,362 which increased slightly from $4,599 for the comparable period ended November 30, 2011.  The overall decrease in net loss is attributed to a lack of adequate working capital to carry out operations and the impairment of $233,202 in the three months ended November 30, 2011 with no similar expense in the current three months ended November 30, 2012.

Liquidity and Capital Resources

As at November 30, 2012, the Company's cash balance was $1,549 as compared to $2,087 as at August 30, 2012 and its total assets were $1,549 compared with $2,087 as at August 31, 2012. The Company had impaired its mineral rights in the fiscal year ended August 30, 2012 thus decreasing its assets and could not raise funding for operations leaving it with minimal cash for operations.

As at November 30, 2012, the Company had total liabilities of $338,071 compared with total liabilities of $332,306 as at August 31, 2012. The increase in total liabilities was attributed to increases in accounts payable and accrued liabilities of $5,765 as the Company did not have sufficient cash flow to settle obligations.

As at November 30, 2012, the Company had a working capital deficit of $336,522 compared with a working capital deficit of $330,219 as at August 31, 2012. The increase in working capital deficit was entirely attributed to the lack of sufficient cash flow to pay obligations as they came due.

Cashflow from Operating Activities

During the three months ended November 30, 2012, the Company used $452 of cash for operating activities compared to the use of $7,194 of cash for operating activities during the three months ended November 30, 2011. The decrease in cashflows used for operating activities is attributed to the decline in overall operations and available funding in the current fiscal year.  During the three months ended November 30, 2011 the Company recorded a noncash impairment of mineral rights in the amount of $233,202, with no similar transactions in the current three-month period.   During the three months ended November 30, 2012 the Company's accounts payable increased by $5,765 as compared to $5,951in the three month period ended November 30, 2011.

Cashflow from Investing Activities

During the three months ended November 30, 2012 and November 30, 2011 the company did not incur any costs related to investing activities.

Cashflow from Financing Activities

During the three months ended November 30, 2012 the Company did not receive any funds from financing activities as compared to the period ended November 30, 2011 when the Company received a loan of $4,700 for operations. .

Other Income (Expenses)

During the three months ended November 30, 2012 the Company incurred interest expenses of $6,362 compared to interest expenses of $4,599 during the comparable period ended November 30, 2011 as a result of our outstanding loans.

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

Future Financings

We will continue to rely on equity sales of our common shares and third-party loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in Note 3 to our unaudited financial statements contained herein.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company's operations, financial position or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of November 30, 2012, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are     not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our internal controls are not effective for the following reasons: (i) there is an inadequate segregation of duties consistent with control objectives as management is comprised of a single person who is the Company's principal executive officer and principal financial officer,(ii) the Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process, and (iii) the Company has no formal process related to the identification and approval of related party transactions.

In order to mitigate the foregoing material weakness, we have engaged an outside accounting consultant with significant experience in the preparation of financial statements in conformity with U.S. GAAP to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. We will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

We would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible. In addition, we would need to expand our board to include independent members.

Going forward, we intend to evaluate our processes and procedures and, where practicable and resources permit, implement changes in order to have more effective controls over financial reporting.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

WILLOW CREEK ENTERPRISES, INC.

Date: May 23, 2019	By:	/s/ Ron Cormick
Name: Ron Cormick
Title: CEO, President, Director (Principal Executive Officer)