Form 10-Q
period 2013-02-28
Willow Creek Enterprises Inc.
filed 2019-05-23
CIK 1415952

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

WILLOW CREEK ENTERPRISES, INC.
TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION
		3
Item 1.	Financial Statements (Unaudited)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

	SIGNATURES	24

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Willow Creek Enterprises, Inc.
Balance Sheets
(Unaudited)

	February 28, 2013	August 31, 2012

ASSETS

Current Assets
Cash	$-	$2,087
Total Current Assets	-	2,087

Total Assets	$-	$2,087

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	60,656	50,156
Accounts payable and accrued expenses, related party	27,000	27,000
Loan payable	255,150	255,150
Total Current Liabilities	342,806	332,306

Stockholders' Deficit
Preferred stock – authorized 20,000,000 shares of $0.0001 par value, None issued and outstanding	-	-
Common Stock - authorized 500,000,000 shares of $0.0001 par value, 297,337and 269,837shares of common stock issued and outstanding as of February 28, 2013 and August 31, 2012, respectively	30	27
Additional paid in capital	2,448,059	2,282,039
Accumulated deficit	(2,790,895)	(2,612,285)
Total Stockholders' Deficit	(342,806)	(330,219)
Total Liabilities and Stockholders' Deficit	$-	$2,087

The accompanying notes are an integral part of these unaudited financial statements

Willow Creek Enterprises, Inc.
Statements of Operations
(Unaudited)

	Three months Ended February 28, 2013	Three months Ended February 29, 2012	Six months Ended February 28, 2013	Six months Ended February 29, 2012
Revenues	$-	$-	$-	$-

Operating expenses:
Professional fees	-	18,240	-	20,240
Stock-based compensation	165,000		165,000
Mineral rights impairment	-	-	-	233,202
General and administrative	497	9,223	949	16,833
Total operating expenses	165,497	27,463	165,949	270,275

Other income (expenses)
Interest expenses	(6,299)	(4,606)	(12,661)	(9,205)
Total other income (expenses)	(6,299)	(4,606)	(12,661)	(9,205)

Net income (loss) for the period	$(171,796)	$(32,069)	$(178,610)	$(279,480)

Net loss per common share, basic and diluted	$(0.61)	$(0.12)	$(0.65)	$(1.04)

Weighted average number of common shares used in calculation	282,670	269,837	276,218	269,837

The accompanying notes are an integral part of these unaudited financial statements

Willow Creek Enterprises, Inc.
Statements of Cash Flows
(Unaudited)

	Six months Ended February 28, 2013	Six months Ended February 29, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(178,610)	$(279,480)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Impairment expense on mineral property	-	233,202
Imputed interest	1,023	2,130
Issuance of common stock for services rendered	165,000	-
Changes in operating assets and liabilities:
Accounts payable & accrued liabilities	10,500	26,944
Cash (used in) operating activities	(2,087)	(17,204)

CASH FLOWS TO INVESTING ACTIVITIES
Cash (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	-	14,700
Cash provided by financing activities	-	14,700

INCREASE (DECREASE) IN CASH	(2,087)	(2,504)
CASH AT BEGINNING OF PERIOD	2,087	2,504
CASH AT END OF PERIOD	$2,087	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

WILLOW CREEK ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Willow Creek Enterprises, Inc. ("Company") was incorporated in the State of Delaware on January 16, 2007. The Company was organized to explore mineral properties, currently in The State of Nevada.

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of February 28. 2013, the Company had no cash (August 31, 2012 - $2,087), working capital deficit of $342,806 (August 31, 2012 - $330,219) and stockholders' deficit of $342,806 (August 31, 2012- stockholder's deficit of $330,219) and accumulated net losses of $2,790,895 (August 31, 2012- $2,612,285) since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

This report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended August 31, 2012 filed on May 20, 2019. Results of the three and six months ended February 28, 2013 are not necessarily indicative of the results that may be expected for the year ended August 31, 2013 and any other future periods.

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

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments with a maturity of three (3) months or less at the time of purchase. For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments with a maturity of three (3) months or less at the time of purchase. As of February 28, 2013, and August 31, 2012 there are no cash equivalents.

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

Willow Creek Enterprises, Inc.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – COMMON STOCK AND PREFERRED STOCK (continued)

As at February 28, 2013 and August 31, 2012 there were 297,337 and 269,837 shares of common stock issued and outstanding, respectively.  As at February 28, 2013 and August 31, 2012 there were Nil shares of Series A Preferred Stock issued and outstanding.

NOTE 7 - LOANS PAYABLE

Lender #1

As of August 31, 2011, the Company had received a loan in the amount of $20,460 from an unrelated third party.  The funds are non-interest bearing, unsecured, and do not have any specific repayment terms. The Company imputed interest expense of $1,023 and $2,130 for the six months ended February 28, 2013 and 2012, respectively.

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

During the six months ended February 28, 2013 and 2012, the Company recorded interest expense of $11,638 and $7,074, respectively.

NOTE 8- RELATED PARTIES TRANSACTIONS

During the fiscal year ended August 31, 2012, Mr. Terry Fields, the President of the Company and a greater than 10% shareholder, charged $36,000 to the Company as consulting fees. The Company paid $9,000, leaving $27,000 owing as at February 28, 2013 and August 31, 2012.  The $27,000 is reflected on the balance sheet as accounts payable related party.

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

Willow Creek Enterprises, Inc.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – IMPAIRMENT OF FUNDS HELD IN TRUST

On August 31, 2012 the Company's management determined to impair a total of $17,253 in cash held in trust with legal counsel. The Company was unable to confirm such funds remained in trust for the benefit of the Company as at the end of fiscal 2012.  The trust balance which management was able to independently verify at August 31, 2012 was $2,087.  There were no funds remaining in trust as at February 28, 2013.

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

Willow Creek Enterprises, Inc.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – SUBSEQUENT EVENTS (CONTINUED)

On May 23, 2014 the Company entered into a Sale and Purchase agreement with Pryme Oil and Gas LLC, a Texas corporation, (the "Seller") where under the Company, as "Purchaser", will acquire 100% of the Seller's working interests and net revenue interests in the oil and gas leases and areas of mutual interest held by Seller in the AVOYELLES & ST. LANDRY PARISHES, LOUISIANA, known as the Tuner Bayou Acreage (the "Acreage").  In addition, the Purchaser shall acquire the Seller's working interest in the personal property, equipment and fixtures on the Acreage, as well as any available seismic, geologic, geophysical, geochemical, engineering, financial, prior drilling and production histories, legal and cultural information, reports, studies and data accumulated by Seller in the acquisition and development of the Acreage.  In consideration for the acquisition, the Purchaser shall assume certain debts of the Seller, not to exceed $1,400,000, shall pay the Seller's proportionate share of the installation of an artificial lift system on the Rosewood Plantation 21-H well (the "Workover") not to exceed $260,000 within 30 days of the execution of the agreement, and shall agree to drill at least one Chalk well within 4 months of the aforementioned workovers.  As at May 31, 2014 the Company has remitted an initial deposit of $60,000 towards the required Workover fees, and subsequent to May 31, 2014, has remitted the remaining $200,000 payment as required.  As at the date of this report the transaction has not yet closed.  Under the terms of the agreement, should the transaction fail to close for any reason, the $260,000 advance by the Company shall be converted into an unrestricted block of stock in Prime Energy Limited in equivalent value to the cash proceeds advanced, determined using a VWAP share price.  As at the date of this report the transaction has not yet closed due to a change in economic conditions and certain legal matters incurred by Pryme which are being addressed by Pryme. During fiscal 2017, Pryme declaredbankruptcy and its assets were acquired by Indago Energy Ltd.("Indago"). Under the terms of the proceeding, Indago Willow Creek Enterprises, Inc. acquired none of the existing liabilities of Pryme as at the date of the asset transfer. As a result, effective August 31, 2017, the Company has written down the full amount remitted as deposits to Pryme pending further negotiation with Indago.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements for the six months ended February 28, 2013 and the notes thereto appearing elsewhere in this Report and the Company's audited financial statements for the fiscal year ended August 31, 2012, as filed with the SEC in its Annual Report on Form 10-K on May 20, 2019 , along with the accompanying notes.

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

RESULTS OF OPERATIONS

Working Capital

	Six Months ended February 28, 2013	Fiscal Year ended August 31, 2012
Current Assets	$-	$2,087
Current Liabilities	$342,806	$332,306
Working Capital (Deficit)	$(342,806)	$(330,219)

Cash Flows

	Six Months Ended	Six Months Ended
	February 28, 2013	February 29, 2012
Cash Flows (used in) Operating Activities	$(2,087)	$(17,204)
Cash Flows provided by Financing Activities	$-	$14,700
Net Increase (decrease) in Cash During Period	$(2,087)	$(2,504)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Three months ended February 28, 2013 as compared to three months ended February 29, 2012

Operating expenses for the three months ended February 28, 2013 totaled $165,497 as compared to $27,463 for the three months ended February 29, 2012.  Professional fees decreased substantially period over period from $18,240 in 2012 to $Nil in 2013 as a result of the Company limiting operations. General and administrative expenses were substantially decreased from $9,223 in the three months ended February 29, 2012 to $497 in the comparable period in 2013 as we did not have the capital to carry out any work on our mineral assets.  During the three months ended February 28, 2013, we issued stock-based compensation valued at $165,000 as compared to no issuance of stock based compensation for the three months ended February 29, 2012.

Six months ended February 28, 2013 as compared to six months ended February 29, 2012

Operating expenses for the six months ended February 28, 2013 totaled $165,949 as compared to $270,275 for the six months ended February 29, 2012.  Professional fees decreased period over period from $20,240 in 2012 to $Nil in 2013 as a result of the Company limiting operations. During the six months ended February 29, 2012 we recorded impairment of mineral rights of $233,202 as compared to no impairment recorded in the comparable period for 2013.  General and administrative expenses were substantially decreased from $16,833 in the six months ended February 29, 2012 to $949 in the comparable period in 2013 as we did not have the capital to carry out any work on our mineral assets.  During the six months ended February 28, 2013, we issued stock-based compensation valued at $165,000 as compared to no issuance of stock based compensation for the six months ended February 29, 2012.

Net loss for the six months ended February 28, 2013 was $178,610 as compared to $279,480 for the six months ended February 29, 2012.  Net loss at February 28, 2013 included interest expenses of $12,661 which increased from $9,205 for the comparable period ended February 29, 2012.  The decrease in net loss is attributed to a lack of adequate working capital to carry out operations and the impairment of $233,202 in the six months ended February 29, 2012 with no comparable impairment in the six months ended February 29, 2013, offset by stock-based compensation of $165,000 in the current six months ended February 28, 2013, with no comparable expense in the prior six months ended February 29, 2012.

Liquidity and Capital Resources

As at February 28, 2013, the Company's cash balance was $Nil as compared to $2,087 as at August 30, 2012 and its total assets were $Nil compared with $2,087 as at August 31, 2012. The Company had impaired its mineral rights in the fiscal year ended August 30, 2012 thus decreasing its assets and could not raise funding for operations leaving it with no cash for operations.

As at February 28, 2013, the Company had total liabilities of $342,806 compared with total liabilities of $332,306 as at August 31, 2012. The increase in total liabilities was attributed to increases in accounts payable and accrued liabilities as the Company did not have sufficient cash flow to settle obligations.

As at February 28, 2013, the Company had a working capital deficit of $342,806 compared with a working capital deficit of $330,219 as at August 31, 2012. The increase in working capital deficit was entirely attributed to the lack of sufficient cash flow to pay obligations as they came due.

Cashflow from Operating Activities

During the six months ended February 28, 2013, the Company used cash of $2,087 cash for operating activities compared to the use of $17,204 of cash for operating activities during the six months ended February 29, 2012. The decrease in cashflows used for operating activities is attributed to the decline in overall operations and available funding in the current six-month period.  During the six months ended February 28, 2013, the Company issued common stock valued at $165,000 for services rendered with no comparable expense during the six months ended February 29, 2012.

During the six months ended February 28, 2012 the Company recorded a noncash impairment of mineral rights in the amount of $233,202, with no similar transactions in the current six-month period.

During the six months ended February 29, 2013 the Company's accounts payables from operating activities were $10,500 as compared to the six-month period ended February 29, 2012 of $26,944.  The decrease in accounts payable was due to the issuance of the common stock for services rendered and the Company scaling back operations due to a lack of sufficient capital.

Cashflow from Investing Activities

During the six months ended February 28, 2013 and February 29, 2012 the company did not incur any costs related to investing activities.

Cashflow from Financing Activities

During the six months ended February 28, 2013 the Company did not receive any funds from financing activities as compared to the period ended February 29, 2012 when the Company received loans of $14,700 for operations.

Other Income (Expenses)

During the six months ended February 28, 2013 the Company incurred interest expenses of $12,661 compared to interest expenses of $9,205 during the comparable period ended February 29, 2012 due to outstanding loans.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of February 28, 2013, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are     not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 17, 2013, the Board of Directors of the Company authorized the issuance of 27,500 common shares of the Company's stock to Dr. Larry Eastland, the sole director and officer of the Company, for his services, which share issuance was valued at fair market value on the date of issuance totaling $165,000 or $6 per share.

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