Form 10-Q
period 2013-05-31
Willow Creek Enterprises Inc.
filed 2019-05-23
CIK 1415952

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

WILLOW CREEK ENTERPRISES, INC.

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Willow Creek Enterprises, Inc.
Balance Sheets
(Unaudited)

	May 31, 2013	August 31, 2012

ASSETS
Current Assets
Cash	$-	$2,087
Total Current Assets	-	2,087

Total Assets	$-	$2,087

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	67,021	50,156
Accounts payable and accrued expenses, related party	27,000	27,000
Loan payable	255,150	255,150
Total Current Liabilities	349,171	332,306

Stockholders' Deficit
Preferred stock – authorized 20,000,000 shares of $0.0001 par value, None issued and outstanding	-	-
Common Stock - authorized 500,000,000 shares of $0.0001 par value, 297,337 and 269,837 shares of common stock issued and outstanding as of May 31, 2013 and August 31, 2012, respectively	30	27
Additional paid in capital	2,448,571	2,282,039
Accumulated deficit	(2,797,772)	(2,612,285)
Total Stockholders' Deficit	(349,171)	(330,219)
Total Liabilities and Stockholders' Deficit	$-	$2,087

The accompanying notes are an integral part of these unaudited financial statements

Willow Creek Enterprises, Inc.
Statements of Operations
(Unaudited)

	Three months Ended May 31, 2013	Three months Ended May 31, 2012	Nine months Ended May 31, 2013	Nine months Ended May 31, 2012
Revenues	$-	$-	$-	$-

Operating expenses:
Professional fees	-	11,370	-	31,610
Stock-based compensation	-	-	165,000	-
Mineral rights impairment	-	10,000	-	243,202
General and administrative	450	9,180	1,399	26,014
Total operating expenses	450	30,550	166,399	300,826

Other income (expenses)
Interest expenses	(6,427)	(5,150)	(19,088)	(14,354)
Total other income (expenses)	(6,427)	(5,150)	(19,088)	(14,354)

Net income (loss) for the period	$(6,877)	$(35,700)	$(185,487)	$(315,180)

Net loss per common share, basic and diluted	$(0.02)	$(0.13)	$(0.65)	$(1.17)

Weighted average number of common shares used in calculation	297,337	269,837	283,335	269,837

The accompanying notes are an integral part of these unaudited financial statements

Willow Creek Enterprises, Inc.
Statements of Cash Flows
(Unaudited)

	Nine months Ended May 31, 2013	Nine months Ended May 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(185,487)	$(315,180)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Impairment expense on mineral property	-	243,202
Imputed interest	1,535	1,534
Issuance of common stock for services rendered	165,000	-
Changes in operating assets and liabilities:
Accounts payable & accrued liabilities	16,865	13,954
Cash (used in) operating activities	(2,087)	(56,490)

CASH FLOWS TO INVESTING ACTIVITIES
Mineral rights acquisition	-	(10,000)
Cash (used in) investing activities	-	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	-	94,720
Cash provided by financing activities	-	94,720

INCREASE (DECREASE) IN CASH	(2,087)	28,230
CASH AT BEGINNING OF PERIOD	2,087	2,504
CASH AT END OF PERIOD	$-	$30,734

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

WILLOW CREEK ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Willow Creek Enterprises, Inc. ("Company") was incorporated in the State of Delaware on January 16, 2007. The Company was organized to explore mineral properties, currently in The State of Nevada.

NOTE 2 – GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of May 31, 2013, the Company had no cash (August 31, 2012 - $2,087), a working capital deficit of $349,171 (August 31, 2012 - $330,219) and a stockholders' deficit of $349,171 (August 31, 2012- stockholder's deficit of $330,219) and accumulated net losses of $2,797,772 (August 31, 2012- $2,612,285) since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

This report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended August 31, 2012 filed on May 20, 2019. Results of the three and nine months ended May 31, 2013 are not necessarily indicative of the results that may be expected for the year ended August 31, 2013 and any other future periods.

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

WILLOW CREEK ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments with a maturity of three (3) months or less at the time of purchase. For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments with a maturity of three (3) months or less at the time of purchase. As of May 31, 2013, and August 31, 2012 there are no cash equivalents.

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
(Unaudited)

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

As at May 31, 2013 and August 31, 2012 there were 297,337 and 269,837 shares of common stock issued and outstanding, respectively.  As at May 31, 2013 and August 31, 2012 there were Nil shares of Series A Preferred Stock issued and outstanding.

NOTE 7 - LOANS PAYABLE

Lender #1

As of August 31, 2011, the Company had received a loan in the amount of $20,460 from an unrelated third party.  The funds are non-interest bearing, unsecured, and do not have any specific repayment terms. The Company imputed interest expense of $1,535 and $1,534 for the nine months ended May 31, 2013 and 2012, respectively.

Willow Creek Enterprises, Inc.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - LOANS PAYABLE (CONTINUED)

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

During the nine months ended May 31, 2013 and 2012, the Company recorded interest expense of $17,553 and $15,145, respectively.

NOTE 8- RELATED PARTIES TRANSACTIONS

During the fiscal year ended August 31, 2012, Mr. Terry Fields, the President of the Company and a greater than 10% shareholder, charged $36,000 to the Company as consulting fees. The Company paid $9,000, leaving $27,000 owing as at May 31, 2013 and August 31, 2012.  The $27,000 is reflected on the balance sheet as accounts payable related party.

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

NOTE 9 – IMPAIRMENT OF FUNDS HELD IN TRUST

On August 31, 2012 the Company's management determined to impair a total of $17,253 in cash held in trust with legal counsel. The Company was unable to confirm such funds remained in trust for the benefit of the Company as at the end of fiscal 2012.  The trust balance which management was able to independently verify at the August 31, 2012 was $2,087.  There were no funds remaining in trust as at May 31, 2013.

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

NOTE 11 – SUBSEQUENT EVENTS

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements for the three and nine  months ended May 31, 2013 and the notes thereto appearing elsewhere in this Report and the Company's audited financial statements for the fiscal year ended August 31, 2012, as filed with the SEC in its Annual Report on Form 10-K on May 20, 2019 , along with the accompanying notes.

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

RESULTS OF OPERATIONS

Working Capital

	Nine Months ended May 31, 2013	Fiscal Year ended August 31, 2012
Current Assets	-	2,087
Current Liabilities	$349,171	$332,306
Working Capital (Deficit)	$(349,171)	$(330,219)

Cash Flows

	Nine Months Ended	Nine Months Ended
	May 31, 2013	May 31, 2012
Cash Flows (used in) Operating Activities	$(2,087)	$(56,490)
Cash Flows (used in) Investing Activities	-	(10,000)
Cash Flows provided by Financing Activities	$-	$94,720
Net Increase (decrease) in Cash During Year	$(2,087)	$28,230

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Three months ended May 31, 2013 as compared to three months ended May 31, 2012

Operating expenses for the three months ended May 31, 2013 totaled $450 as compared to $30,550 for the three months ended May 31, 2012.  Professional fees decreased period over period from $11,370 in 2012 to $Nil in 2013 as a result of the Company limiting operations. General and administrative expenses were substantially decreased from $9,180 in the three months ended May 31, 2012 to $450 in the comparable period in 2013 as we did not have the capital to carry out any work on our mineral assets.  During the three months ended May 31, 2012 we recorded impairment to our mineral property of $10,000 with no similar expense in the current three months ended May 31, 2013.

Nine months ended May 31, 2013 as compared to nine months ended May 31, 2012

Operating expenses for the nine months ended May 31, 2013 totaled $166,399 as compared to $300,826 for the nine months ended May 31, 2012.  Professional fees decreased period over period from $31,610 in 2012 to $Nil in 2013 as a result of the Company limiting operations. During the nine months ended May 31, 2012 we recorded impairment of mineral rights of $243,202 as compared to no impairment recorded in the comparable period for 2013.  General and administrative expenses were substantially decreased from $26,014 in the nine months ended May 31, 2012 to $1,399 in the comparable period in 2013 as we did not have the capital to carry out any work on our mineral assets.  During the nine months ended May 31, 2013, we issued stock-based compensation valued at $165,000 as compared to no issuance of stock-based compensation for the nine months ended May 31, 2012.

Net loss for the nine months ended May 31, 2013 was $185,487 as compared to $315,180 for the nine months ended May 31, 2012.  Net loss at May 31, 2013 included interest expenses of $19,088 which increased from $14,354 for the comparable period ended May 31, 2012.  The decrease in net loss is attributed to a lack of adequate working capital to carry out operations and the impairment of $243,202 in the nine months ended May 31, 2012 with no comparable impairment in the nine months ended May 31, 2013, offset by stock-based compensation of $165,000 in the current nine months ended May 31, 2013, with no comparable expense in the prior nine month period ended May 31, 2012.

Liquidity and Capital Resources

As at May 31, 2013, the Company's cash balance was $Nil as compared to $2,087 as at August 30, 2012 and its total assets were $Nil compared with $2,087 as at August 31, 2012. The Company had impaired its mineral rights in the fiscal year ended August 30, 2012 thus decreasing its assets and could not raise funding for operations leaving it with no cash for operations.

As at May 31, 2013, the Company had total liabilities of $349,171 compared with total liabilities of $332,306 as at August 31, 2012. The increase in total liabilities was attributed to increases in accounts payable and accrued liabilities as the Company did not have sufficient cash flow to settle obligations.

As at May 31, 2013, the Company had a working capital deficit of $349,171 compared with a working capital deficit of $330,219 as at August 31, 2012. The increase in working capital deficit was entirely attributed to the lack of sufficient cash flow to pay obligations as they came due.

Cashflow from Operating Activities

During the nine months ended May 31, 2013, the Company used cash of $2,087 cash for operating activities compared to the use of $56,490 of cash for operating activities during the nine months ended May 31, 2012. The decrease in cashflows used for operating activities is attributed to the decline in overall operations and available funding in the current nine-month period.  During the nine months ended May 31, 2013, the Company issued common stock valued at $165,000 for services rendered with no comparable issuance during the nine months ended May 31, 2012.

During the nine months ended May 31, 2012 the Company recorded a noncash impairment of mineral rights in the amount of $243,202, with no similar transactions in the current nine-month period.

During the nine months ended May 31, 2013 the Company's accounts payable from operating activities increased by $16,865 as compared to an increase of $13,954 in the prior nine-month comparative period.   The increase in accounts payable is due to the Company not having sufficient funds to settle their obligations.

Cashflow from Investing Activities

During the nine months ended May 31, 2013 the Company recorded no investing activities as compared to the nine months ended May 31, 2012 when the Company recorded a lease payment on a mineral asset in the amount of $10,000.

Cashflow from Financing Activities

During the nine months ended May 31, 2013 the Company did not receive any funds from financing activities as compared to the period ended May 31, 2012 when the Company received loans of $94,720 for operations.

Other Income (Expenses)

During the nine months ended May 31, 2013 the Company incurred interest expenses of $19,088 compared to interest expenses of $14,354 during the comparable period ended May 31, 2012 due to outstanding loans.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of May 31, 2013, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are     not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 17, 2013, the Board of Directors of the Company authorized the issuance of 27,500 common shares of the Company's stock to Dr. Larry Eastland, the sole director and officer of the Company, for his services valued at fair market value on the date of issuance totaling $165,000 of $6 per share.

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
Name: Ron Cormick
Title: CEO, President, Director (Princnipal Executive Officer)